Form 10QSB
period 1999-09-30
NETJ COM CORP
filed 2000-03-10
CIK 1094806

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999

                        COMMISSION FILE NUMBER: 0-27361


                                 NETJ.COM CORP.

                          (formerly NETBANX.COM CORP.)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, LTD.)





  NEVADA     91-1007473
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  No.)


24843  DEL  PRADO,  SUITE  318,  DANA  POINT,  CA     92629
(Address  of  principal  executive  offices)     (Zip  Code)


     Registrant's telephone number, including area code:     (949) 248-8933

      Securities registered pursuant to Section 12(b) of the Act:     None

    Securities registered pursuant to Section 12(g) of the Act:     11,908,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 11,908,000.

                          PART I: FINANCIAL INFORMATION


--------------------------------------------------------------------------------
                         ITEM 1.   FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------


     Attached hereto and incorporated herein by this reference are consolidated un-audited financial statements (under cover of Exhibit F-3Q-99) for the three months and nine months ended September 30, 1999.



--------------------------------------------------------------------------------
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. This Registrant is now under the Custodianship of it Special Counsel, for the limited purposes of maintaining its corporate franchise in the State of Nevada, and of preserving its entitlement for quotation on the Over the Counter Bulletin Board (OTCBB), or in default thereof, on the Pink Sheets, both in accordance with the regulation of the National Association of Securities Dealers. The Custodian will not engage in any search for or evaluation of potential acquisition targets during the indefinite period of Custodianship; nor will the Custodian engage in any capital formation activities during such period. The reasons for the Custodianship are discussed  in  section  (b)  of  this  Item.

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Under its present Custodianship, the search for acquisition targets was suspended and deferred temporarily. The reasons for the Custodianship and deferral of search are discussed in section (b) of this Item 7. It is forseeable that a normal corporate management and resumption of search might commence in the first quarter of year 2000. There can be no assurance of that date or any other. If and when such a program of search for an acquisition target may be resumed, and because the Company has virtually no resources, the Custodian anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to two areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, and such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Registration Statement, the Company has not actively begun to seek any such venture. It is not the intention of the Custodian to approve any such arrangements at any time before the appointment of new management, which new management would evaluate the merits of any such arrangements.

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $29,777, 92,374 and $240 respectively, for the fiscal years ended 1998, 1997 and 1996, and $5,400 for the eleven months ended November 30, 1999. The Company has accumulated a deficit calculated of $132,671 giving effect to the five for one forward split of July 14, 1999. That forward split had the technical effect of increasing the deficit slightly. The reason for the difference in the resulting calculations is due to the fact that the Registrant did not change the par value in connection with the forward split. The funding of the payments that account for these deficits resulted substantially from the issuance of shares of common stock of the Company for services rendered and advances, in lieu of cash. These services primarily related to maintaining the Company in good standing with the State of Nevada, including legal and professional fees for its name changes and reincorporation, as well as the expenses of its current audit, and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements. These activities were undertaken to qualify the Registrant's common stock for quotation on the OTC Bulletin Board, and in contemplation of the preparation of this Registration Statement.

     On or about September 3, 1999, this Registrant made an announcement indicating that Netbanx.com (its former Name) had entered into a letter of intent for the acquisition of Western Connections Ltd. for $1.75 million and the issuance of $400,000 of warrants at a strike price of $5 per share, as well as the licensing of X-PAY to Automatic Communications Ltd. for an annual fee of $175,000. While this statement was true, that letter of intent did not ripen into an agreement, and no such transactions occurred. It was the decision of this Management to place this Registrant in Custodianship for a period of time to cool-off, to allow the NASD to inquire and satisfy itself concerning the circumstances of that announcement, and generally to prevent any misunderstandings by the public as to the actual state of affairs of this registrant. The principal purpose of the Custodianship is to prevent any person from misunderstanding the affairs of this Registrant during its 1934 Act Registration of its common stock, and for a reasonable time following the effectiveness of such registration.


 (C) LIQUIDITY. The Registrant had limited and diminishing liquidity during the fiscal years ended 1998, 1997 and 1996, and virtually no liquidity following the eight months ended August 31, 1999. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director. Foreseeable, in the absence of cash to maintain this company current in required filings, legal, professional expenses, the practice of providing compensation by issuing stock is probable, with the significant exception of the Company's independent auditor, who may not properly be compensated in such a manner. Accordingly, in the absence of corporate liquidity, the principal shareholder is expected to advance those fees which are not appropriate for settlement, compensation or reimbursement in stock. While the Custodian will allow the Principal Shareholder to advance amounts to defer minimal expenses as indicated, no decision whether or not to settle such advances in stock will be made during the period of the Custodianship.

                           PART II: OTHER INFORMATION

--------------------------------------------------------------------------------
                           ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                          ITEM 2.  CHANGE IN SECURITIES
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                           ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT
================================================================================
      Exhibit F-3Q-99  Financial Statements (Un-Audited) September 30, 1999
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: September  30, 1999

                                  NETJ.COM CORP
                          (formerly NETBANX.COM CORP.)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, INC.)
                                      by

J. Dan Sifford Jr.              Laurencio Jaen O.
------------------              ------------------
J. Dan Sifford Jr.              Laurencio Jaen O.
president/director              secretary/director

NETJ.COM CORP.
BALANCE SHEETS (UNAUDITED)
For the fiscal years ended December 31, 1997 and 1998
And the period ended September 30, 1999

                              September 30,   December 31,
                                   1999           1998        1997
                              --------------  -------------  -------
ASSETS
Cash                          $          329  $       5,329  $34,923
Accounts Receivable           $          660             -0-     -0-

Total Current Assets          $          989  $       5,329  $34,866

OTHER ASSETS
Oraganization Costs (Note 2)             -0-  $         400  $   640
                                              -------------  -------

Total Other Assets                       -0-  $         400  $   640
                              $          989  $       5,729  $35,506
                              ==============  =============  =======

     LIABILITIES  &  OTHER  STOCKHOLDERS'  EQUITY

STOCKHOLDERS  EQUITY
Common  Stock,  $.001  par  value;  authorized  50,000,000
shares; issued and outstanding, 11,080,000 shares, 11,080,000 shares and 11,908,000 shares respectively

                                 11,908    11,080   11,080

Additional Paid in Capital      121,752   121,920  121,920

Accumulated Surplus (Deficit)  -132,671  -127,271  -97,494
                               --------  --------  -------

Total Stockholders' Equity          989     5,729   35,506
                               --------  --------  -------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                 989     5,729   35,506
                               ========  ========  =======

           The accompanying notes are an integral part
                Of  these  financial  statements
                             Page F-2

                                 NETJ.COM CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                 And  the  period  ended  September  30,  1999

                                 September 30,        December 31,
----------------------------------------------------------------------
                                       1999           1998        1997
                             --------------  -------------  ----------
Revenues                     $          -0-            -0-         -0-

Expenses
Amortization                            -0-    $       240  $      240
Organizational Costs         $          400            -0-         -0-
Professional Fees            $        5,000  $      28,435  $   79,801
Travel                                  -0-            -0-  $   12,333
Miscellaneous expenses                  -0-    $     1,102         -0-
                            ------------------------------------------
Total Expenses               $        5,400  $      29,777  $   92,374

Net Income (Loss)                   -$5,400       -$29,777    -$92,374

Weighted average number of   $   11,494,000  $  11,080,000  $7,905,000
shares outstanding

Earnings(Loss) per share          -$0.00047      -$0.00269   -$0.05690

                   The accompanying notes are an integral part
                        Of  these  financial  statements
                                    Page F-4

                                 NETJ.COM CORP.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
   For the period from inception of the Development Stage on August 24, 1995,
            For the fiscal years ended December 31, 1995 through 1998
                  And  the  period  ended  September  30,  1999

                                                       Additional   Accumulated   Total Stock-
                                   Common      Par     Paid-In      Equity        holders' Equity
                                   Stock       Value   Capital         (Deficit)         (Deficit)
                                   ----------  ------  -----------  ------------  ----------------
Inception (August 24, 1995)               -0-     -0-          -0-           -0-               -0-

Inception through December
31, 1995: Stock issued for cash-------------------------------------------------------------------
and services                        6,000,000   6,000         -0-        (4,800)             1,200

Net gain (loss) for year 1995             -0-     -0-         -0-           (80)               -0-

Balances December 31, 1995          6,000,000   6,000         -0-        (4,880)             1,120

Net gain (loss) for year 1996             -0-     -0-         -0-          (240)               -0-
                                  ----------------------------------------------------------------

Balances December 31, 1996          6,000,000   6,000         -0-        (5,120)               880

Common Stock issued for cash
     at $0.125 per share            5,080,000   5,080     121,920            -0-               -0-

Net gain (loss) for period
     ended December 31, 1997              -0-     -0-         -0-       (92,374)               -0-

Balances December 31, 1997         11,080,000  11,080     121,920       (97,494)            35,506

Net gain (loss) for period
     ended December 31, 1998              -0-     -0-         -0-       (29,777)               -0-

Balances June 30, 1998             11,080,000  11,080     121,920      (127,271)             5,729

Common Stock issued for cash
     at $0.10 per share                33,000      33         627           -0-                -0-

Common Stock issued for services      795,000     795        (795)          -0-                -0-

Net gain (loss) for period
     ended September 30, 1999             -0-     -0-         -0-       (5,400)                -0-

Balances September 30, 1999        11,908,000  11,908     121,752      (132,671)               989

                   The accompanying notes are an integral part
                       Of  these  financial  statements
                                    Page F-4

                                  NETJ.COM CORP
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              For the fiscal years ended December 31, 1997 and 1998
                 And  the  period  ended  September  30,  1999

                                         September 30,      December 31,
                                             1999          1998     1997
Operating Activities
Net Income(loss)                           -5,400       -29,777  -92,374
Less items not effecting cash
flow:
organization costs                            400           -0-      -0-
amortization                                  -0-           240      240

Total working capital (used)               -5,000       -29,537  -92,134
Financing activities
Proceeds from Sale
of Common Stock                               660           -0-  127,000

(Increase) in accounts receivable            -660           -0-      -0-

Increase(Decrease) in working              -5,000       -29,537   34,866
capital

Cash at beginning of Period                 5,329        34,866      -0-

Cash at end of Period                         329         5,329   34,866

                   The accompanying notes are an integral part
                         Of  these  financial  statements
                                     Page F-5

                                  NETJ.COM CORP
                          NOTES TO FINANCIAL STATEMENTS
                 for the years ended December 31, 1997 and 1998
                     and the period ended September 30, 1999


1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     NetJ.com Corp. (the "Company") was incorporated on August 24, 1995 as Professional Recovery Systems, Inc. in the State of Texas and subsequently reincorporated in Nevada on January 23, 1998 with the intent of initiating an agency for the collection of past due accounts in the medical field. The Company is authorized to issue 50,000,000 Common Shares each with a par value of $0.001. In 1997 the Board of Directors and Shareholders of the Company authorized the issuance of a minimum of 5,000,000, and a maximum of 5,500,000 of its Common Shares in a Regulation D, 504 offering. As of the date of these statements, 11,908,000 shares have been issued pursuant to that offering and additional 504 offerings.

     On July 16, 1999, the Company changed its corporate name to NetBanx.com Corp., and on November 2, 1999, subsequent to the date of these statements, the Company changed its corporate name again to NetJ.com Corp. No change of control or management, acquisition, merger or combination accompanied either of these corporate situs or name changes. The transition from Texas to Nevada was occasioned by management's determination that Nevada does not impose a corporate income tax, but only an annual fixed franchise fee. The second name change was occasioned by the discovery of a conflict with the name of another unrelated company.

2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The Company's proposed fiscal year for accounting and tax purposes is December 31.

(c)     ORGANIZATION  COSTS

     The Company incurred $1,200 of organization costs in 1995. These costs, which were paid by shareholders of the Company and which were exchanged for 6,000,000 shares of common stock which was valued by management at $1,200. On January 1, 1999, due to changes in accounting principals, remaining organization costs were expensed.

 (d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whenever cash amounts are to be included on the Company's Statements of Cash Flow, however, they will be comprised exclusively of cash.


                                    page F-6
NetJ.com  Corp.
Notes  to  Financial  Statements
for  the  years  ended  December  31,  1997  and  1998
and  the  period  ended  September  30,  1999
continued

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The Company's offices and all of its records are located at 3131 Southwest Freeway, Suite 46, Houston, Texas 77098.

(b)     EXECUTIVE  COMPENSATION:

     Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

4-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In August 1995, 6,000,000 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $1,200. During 1997, 5,080,000 shares were issued in exchange for $127,000 in cash. During 1999, 33,000 shares were issued in exchange for $660 in cash. During 1999, 795,000 shares were issued in exchange for services rendered which were valued by management at $15,900. On July 14, 1999, the Company authorized a 5 for 1 forward split of its common shares. For purposes of clarity, all share amounts and par values have been stated as if the new capitalization had been in effect since inception.

                                    page F-7