Form 10KSB
period 1999-12-31
NETJ COM CORP
filed 2000-04-13
CIK 1094806

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


                         Commission File Number: 0-27361


                                  NETJ.COM CORP

                           (formerly NETBANX.COM CORP)
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


Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 5,113,000 shares.

     the number of shares outstanding of the Registrant's Common Stock was 11,908,000.

                                     PART I


                                  INTRODUCTION

     Our 1934 Act Registration of our Common Stock was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for continuation of quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our registration has become effective by operation of law, 60 days after our first filing, and before all comments with the Staff of the Commission had been cleared.

     The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. This corporation wishes to report and provide disclosure voluntarily, and will continue to file periodic reports even if its obligation to file such reports is excused or suspended under the Exchange Act. If and when this 1934 Act Registration is effectively clear of comments by the staff, we will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer.

     This corporation may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. The extent to which negotiations are in progress, or potential targets have been identified, will be discussed in the body of this Registration Statement. At present, the business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. It would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

     We believe we have identified an acquisition target. Information and disclosure about our proposed acquisition is provided in this Form


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. This Corporation (sometimes called "the Registrant", but more commonly referred to as "we", "us" or "our") was incorporated in the State of Texas on August 24, 1995, and was reincorporated in the State of Nevada on January 23, 1998, as Professional Recovery Systems, Ltd., with the intent of initiating an agency for the collection of past due accounts, in the medical profession particularly. Shortly following our incorporation, we issued 1,200,000 founders shares, at par value, for organizational costs, to a single Founder, J. Dan Sifford Jr. From July of 1997 through March of 1999, we made four successive private placements, pursuant to Regulation D, Rule 504, as then in force: 1,016,000 shares, at $0.125, to 11 sophisticated investors on about July 7, 1997; 6,600 shares at $0.10 to a single sophisticated investor on or about June 9, 1998; 90,000 shares, for services valued at $9,000.00 to a single financial and corporate services provider on or about January 22, 1999; and 69,000 shares to another financial and corporate services provider, valued at $6,900.00, on or about March 3, 1999. On or about August 1, 1999, we determined that our original business plan was not viable and would not lead to profitability for shareholders.

     On July 16, 1999, the Registrant changed its corporate name to NetBanx.com Corp., and on November 2, 1999, we changed our corporate name again to Net J.com

Corp. No change of control or management, acquisition, or agreement for acquisition, merger or combination accompanied either of these corporate situs or name changes. The second name change was occasioned by the discovery of a conflict with the name of another unrelated company. The transition from Texas to Nevada was occasioned by management's determination that Nevada does not impose a corporate income tax, but only an annual fixed franchise fee.

     On or about July 14, 1999, we directed a five for one forward split of our shares of common stock, issued and outstanding, resulting in a post-split total of 11,908,00 shares issued and outstanding. These Issuances and all issuances to date, with the relevant exemption from Registration, under '5 of the Securities Act of 1933, are displayed in the following table. Please See Part II, Item 4, for additional information.

Issuances/Exemptions from 1933 Act Registration Before 1 to 5 Forward Split                       post        pre-
                                                                                                  reverse     reverse
Founders shares, at par value, for organizational costs, to a single Founder, J. Dan Sifford Jr
[Section 4(2) of the 1933 Securities Act]
                                                                                                   6,000,000  1,200,000
11 sophisticated investors at $0.125
(Rule 504) 7/7/97                                                                                  5,080,000  1,016,000
1 sophisticated investor at $0.10
(Rule 504) 6/9/98                                                                                     33,000      6,600
For services valued at $9,000.00 (Rule 504) 1/22/99                                                  450,000     90,000
For services valued at $6,900.00 (Rule 504) 3/3/99                                                   345,000     69,000
Total Common Stock Issued and Outstanding (Before the forward Split of July 14, 1999)             11,908,000  2,381,600
================================================================================================  ==========  =========



     We were not a "Blank Check Company", commonly called a "Blind Pool", as referred to in either Rule 419 or Rule 504, at any time our founders or others were offered, purchased or acquired the outstanding securities of this Registrant. After abandoning our business plan, we became a company whose business plan was to find a profitable business combination. As a practical matter, we are required to register its common stock pursuant to Section 12(g) of the 1934 Act, and to pursue continuation of quotation on the OTCBB if it is to have any chance to compete in with other issuers or registrants, for business combinations by reverse acquisition. There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     We believe we have identified an acquisition target. Disclosure about our proposed acquisition is provided in this filing.

 (B) BUSINESS OF THE REGISTRANT. This Company has had no current business for some time. Our business plan has been to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has had no day to day operations up to the present time. Its officers and directors have devoted only insubstantial time and attention to our affairs, for the reason that only such attention has been required. We had identified previous possible acquisition targets in news releases, acquisitions which did not occur. We have recently identified a probable acquisition target and announced it in a news release dated March 9, 2000. There is no assurance that this acquisition will close on schedule, and it may not close at all. We think it will close, but no guaranties of future events can be provided.

      (1) PREVIOUS ANNOUNCEMENTS. On September 3, 1999, we announced that Netbanx.com (our former name) had entered into an agreement to acquire Western
Connections Ltd. We also announced a "co-terminus deal" to license (Western's) X-Pay billing system. That acquisition and the "co-terminus deal" did not ripen into actual transactions, and negotiations were discontinued.

     On February 17, 2000, we announced (1), that our search for an acquisition continued, and that unspecified negotiations were proceeding, and that no current negotiations indicated a probable target; and (2), we announced a change in management. This change of management was not connected with the failed agreement to acquire Western Connections Ltd., but was the result of the decision by former interim management to retire in favor of the persons more actively engaged in the search for profitable business opportunities for us. The transition was occasioned by a brief interim, in which our Special Securities Counsel was appointed Custodian to receive the resignation of former management and appoint its current Board of Directors. No dispute or disagreement, no hostility or misconduct was associated with these changes. These changes involve no financial issues or changes and had no impact on our financial statements or condition. The purpose of the change of officers was to appoint as Management, the persons actually conducting our search for opportunities in the United Kingdom, and the persons negotiating for our possible acquisition of Global Tote. This change was not opposed by previous management.

      (2) PROBABLE ACQUISITION. On March 9, 2000, we announced an agreement to acquire 100% of Global Tote Limited ("Global Tote"). Global Tote, based in the United Kingdom, develops interactive horse racing and auxiliary betting via satellite and the Internet. The price is $8 million, in cash, stock and notes. We had announced that the parties expected closing within one week. That time estimate has proved unduly optimistic. As of this filing, that acquisition remains probable but no closing has occurred. If and when the transaction may close, we will immediately report all available disclosure by public filing, most likely, in a current report on Form 8-K. We announced that Lord Sheppard of Didgenrmere (the former chairman of Grand Metropolitan Plc, parent of Burger King, Jolly Green Giant and Pillsbury) joins the Board of Directors upon closing. Closing has not occurred. There has been no change in our expectation that Lord Sheppard will join the Board upon closing of this proposed acquisition.

      (3) IF NO ACQUISITION OCCURS. It is possible that the proposed acquisition may not occur. Transactions of this nature do sometimes fail at the last minute over details about which the parties cannot agree. Our history illustrates such failure of expectation in the past, even after public announcement. Changed circumstances, between the making of the agreement and the time set for closing, may result in failure to consummate the agreement in a final acquisition. Should this eventuality materialize, we would be required to begin again to seek an acquisition target. For that reason, further disclosure is provided about such a possible eventuality.

 (C) GLOBAL TOTE LIMITED. There are numerous terms and conditions upon the closing of this acquisition of a procedural and non-financial nature. Before this acquisition can close, substantial and diligent clarification will be required so that we might then disclose the nature of Global Tote's business, history, financial condition, its officers, any persons who will become officers and directors of our corporation, and the individuals and entities who will receive or beneficially own acquisition shares issued by us, and the actual nature of control of our corporation following such an acquisition. We do not yet possess sufficient information to make such disclosure at this time.

     Global Tote Ltd. is a United Kingdom company whose business model was to acquire interests in established gaming companies and to assist in their growth through the introduction of Internet efficiencies to increase demand and market share. Global Tote had acquired debt from and rights to an interest in Premier Telesports Ltd., a Cypriot-based company with various rights and licenses to provide tote and lottery services and business. "Tote" refers to betting or to a betting salon. These services and businesses include an installed base of tote equipment in the Russian Republic, the broadcast of certain horse and greyhound racing events originating in the US and the United Kingdom via satellite and the Internet, and rights in connection with the Moscow City lottery.

     We have characterized this acquisition as probable, and we do believe that it is in fact probable; however, due the numerous contingencies, and on-going due diligence, this view must be conditioned and qualified by disclosure that no assurance exists that the acquisition will in fact close. Our due diligence examination of the target is not complete, nor is the target's due diligence examination of us.

 (D) IF SEARCH RESUMED. Since it is possible that the proposed acquisition of Global Tote may not close, continued disclosure is provided about the process by which we would, in such a case, resume our search for a profitable acquisition. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholder. Management recognizes that the higher the standards it imposes upon itself, the greater may be it competitive disadvantages with other more attractive acquiring interests or entities. One would expect more competition to acquire higher quality businesses and assets that less desirable opportunities.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: We do not intend to restrict its consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely the we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition because of limited financing To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While the Company does not intend to rule out its consideration to any particular business or industry segment, Management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high-technology, communication technologies, information services and internet industry segments. It is nevertheless possible that an outstanding opportunity may develop in other industry segments, such as finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or other high-technology areas.

     TRANSACTIONS WITH MANAGEMENT. It is possible our new management will acquire a target business or company in which our present management or principal shareholder, or affiliates, have an ownership interest.

     FINDERS FEES FOR MANAGEMENT. It is possible that finder's fees will be payable to our new Management in connection with any forseeable reverse acquisition.

     FINDERS FEES FOR PRINCIPAL CONTROL GROUP. Depending on the quality of the target company, the principal shareholders may sell all, some or none of their control block, as matters for arm's length deal-making, when it comes to that stage. Additionally, the Principal Shareholders are associated with the Principal Consultant and provides, has provided and may provide corporate services to us, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses will be payable to our Principal Shareholder group, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed during our present development stage.

(E) FINANCING PLANS. For more information, please see Management's Discussion and Analysis.

(F) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(G) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve months.
There is no compelling reason why this we should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash it can offer and no capital formation incentive for its selection. It has a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" we are unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive that other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression. Our management is not impatient or overly eager to find a business partner and has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks.

(H)  EMPLOYEES.  We  have  no  employees, other than our Officers and Directors.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of its officers, consultants and attorneys. We have no assets, property or business; its principal executive office address and telephone number are the home address and telephone number of its Principal Shareholder and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Registration Statement and the accompanying financial statements. These activities have consumed an insignificant amount of time or other burden, such that, the costs of such non-exclusive uses have been minimal and without significant negative impact on our financial condition. These uses have had the positive impact of relieving us from the burden of maintaining non-productive assets.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Registrant is quoted Over the Counter on the Bulletin Board ("OTCBB"). There was no substantial market activity before December 1998. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid  period    high bid  low bid
3rd 1998  N/A       N/A      2nd 1999     5.375     2.00
4th 1998      3.25     3.00  3rd 1999      3.88     0.84
1st 1999      4.25     2.00  4th 1999      8.00     3.60
========  ========  =======  ========  ========  =======


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of this information is commercial internet reporting services.

 (B) HOLDERS. There are about 47 holders of the common stock of this Registrant.

 (C) DIVIDENDS. No cash dividends have been paid by the Registrant on its common stock or other Stock and no such payment is anticipated in the foreseeable future.

(D) SALES OF UNREGISTERED COMMON STOCK 1999. On March 3, 1999, we issued 69,000 shares, pursuant to Rule 504, for Legal, Accounting and Professional services and advances to or for the Registrant, provided by a single financial and corporate service provider. This provider was Intrepid International S.A./ Intrepid International Ltd. The shares were valued at $0.10 per share.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have identified a probable acquisition target, as described in Item of this Part. If this acquisition closes, and Global Tote is acquired, then our plan for the next twelve months will be the furtherance of the Business of Global Tote. If that acquisition does not close, our plan for the next twelve months will be to resume and continue our search for an acquisition target.

      (1) PROBABLE ACQUISITION. On March 9, 2000, we announced an agreement to acquire 100% of Global Tote Limited ("Global Tote"). Global Tote, based in the United Kingdom, develops interactive horse racing and auxiliary betting via satellite and the Internet. The price is $8 million, in cash, stock and notes. We had announced that the parties expected closing within one week. That time estimate has proved unduly optimistic. As of this filing, that acquisition remains probable but no closing has occurred. If and when the transaction may close, we will immediately report all available disclosure by public filing, most likely, in a current report on Form 8-K. We announced that Lord Sheppard of Didgenrmere (the former chairman of Grand Metropolitan Plc, parent of Burger King, Jolly Green Giant and Pillsbury) joins the Board of Directors upon closing. Closing has not occurred. There has been no change in our expectation that Lord Sheppard will join the Board upon closing of this proposed acquisition, if it does close.

     There are numerous terms and conditions upon the closing of this acquisition of a procedural and non-financial nature. Before this acquisition can close, substantial and diligent clarification will be required so that we might then disclose the nature of Global Tote's business, history, financial condition, its officers, any persons who will become officers and directors of our corporation, and the individuals and entities who will receive or beneficially own acquisition shares issued by us, and the actual nature of control of our corporation following such an acquisition. We do not yet possess sufficient information to make such disclosure at this time.

     We have characterized this acquisition as probable, and we do believe that it is in fact probable; however, due the numerous contingencies, and on-going due diligence, this view must be conditioned and qualified by disclosure that no assurance exists that the acquisition will in fact close.

      (2) CASH REQUIREMENTS IF GLOBAL TOTE NOT ACQUIRED. We have not engaged in any material operations or had any revenues from operations since inception. Our plan of operation for the next 12 months would be to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture. During the next 12 months, our only foreseeable cash requirements will relate to two areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, and such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

      Our Independent Auditors Report, for the Company's most recent audited financial statements, mentions: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependant upon raising capital to continue operationsIt is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with." We cannot engage in fund-raising activity as a company with no business or substantial assets. Our business plan is indeed to find an acquisition target.

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $29,777, 92,374 and $240 respectively, for the fiscal years ended 1998, 1997 and 1996, and $80,713 for 1999. We have accumulated a deficit of $203,184 giving effect to the five for one forward split of July 14, 1999. That forward split had the technical effect of increasing the deficit slightly.The reason for the difference in the resulting calculations is due to the fact that we did not change the par value in connection with the forward split. The funding of the payments that account for these deficits resulted substantially from the issuance of shares of common stock of the Company for services rendered and advances, in lieu of cash. These services primarily related to maintaining the Company in good standing with the State of Nevada, including legal and professional fees for its name changes and reincorporation, as well as the expenses of its current audit, and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements. These activities were undertaken to qualify our common stock for quotation on the OTC Bulletin Board, and in contemplation of the preparation of this Registration Statement.

     On or about September 3, 1999, this Registrant made and announcement indicating that Netbanx.com (its former Name) had entered into a letter of intent for the acquisition of Western Connections Ltd. for $1.75 million and the issuance of $400,000 of warrants at a strike price of $5 per share, as well as the licensing of X-PAY to Automatic Communications Ltd. for an annual fee of $175,000. While this statement was true, that letter of intent did not ripen into an agreement, and no such transactions occurred. It was the decision of this Management to place this Registrant in Custodianship for a period of time to cool-off, to allow the NASD to inquire and satisfy itself concerning the circumstances of that announcement, and generally to prevent any misunderstandings by the public as to the actual state of affairs of this registrant. The principal purpose of the Custodianship was prevent any person from misunderstanding the affairs of this Registrant during its 1934 Act Registration of its common stock, and for a reasonable time following the effectiveness of such registration. Special Securities Counsel acted as such Custodian briefly, before appointing our present board of directors.

 (C) LIQUIDITY. We had limited and diminishing liquidity during the fiscal years ended 1998, 1997 and 1996, and virtually no liquidity following the end of 1999. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. We have no loan agreements with any officer or director. Foreseeably, in the absence of cash to maintain this company current in required filings, legal, professional expenses, the practice of providing compensation by issuing stock is probable, with the significant exception of our independent auditor, who may not properly be compensated in such a manner. Accordingly, in the absence of corporate liquidity, the principal shareholder is expected to advance those fees which are not appropriate for settlement, compensation or reimbursement in stock. The Principal Shareholder may advance amounts to defer minimal expenses as indicated, but no decision whether or not to settle such advances in stock will be made during the period of uncertainty as to our probable business plan.


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 18 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                    PART III


                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the former Directors, having taken office from the inception of the issuer, and having retired about the end of 1999.

     J. Dan Sifford, Jr., age 61, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of that original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities, among them: Indiasa Securities Corporation, to structure the financing necessary to facilitate the transactions; Indiasa Aviation Corporation, to serve as an all cargo airline operating large cargo aircraft throughout Latin America; and Overseas Aviation Corporation, to buy, sell, lease and broker aircraft, and to provide services to Indiasa Aviation Corporation and to other airlines. Indiasa, which is the parent company of all the Panamanian companies formed by Mr. Sifford, operates, through its partially owned subsidiary, Robmar International, S. A., plants in Argentina and Brazil which produce high temperature, high pressure lubricants and sealants. For twelve years ending in 1982, it operated, through its partially owned subsidiaries Indiasa Aviation Corporation and Overseas Aviation Corporation, an all cargo airline based at Miami International Airport and serving points throughout Central and South America and Africa. In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and was recently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean. For the past two years, Mr. Sifford has been the United States Managing Director for Intrepid International, S.A. (Panam ), an international financial and corporate service provider. He is fluent in the Spanish Language.

     Laurencio Jaen O., age 70, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world=s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     William Stocker, attorney at law, was appointed Custodian on October 14, 1999, by the two former Officer/Directors J. Dan Sifford and Laurencio Jaen O., who retired from office without comment. The Custodianship existed briefly for the purpose of appointing new directors to conduct this Corporation's search in Europe and the United Kingdom for profitable business opportunities. In fact, Mr. Stocker acted entirely in a fiduciary capacity, and appointed new Directors as the nominees of the existing principal shareholder group. The new directors, now identified, are not otherwise affiliated with Intrepid International, or any affiliate of Intrepid.

     The following persons have been appointed to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is identified. They were nominated at the close of the 1999, but did not take office until the beginning of 2000.

     Wendy Paige (Director, Acting President) is the principal of Paige & Co. founded by her in 1997 to provide legal consulting services to Silicon Valley, United Kingdom and European technology companies in the e-Commerce, Internet and New Media markets. From 1994B1997, Ms. Paige was of Counsel with Masons Solicitors, a London law firm where she advised technology clients and Silicon Valley law firms on commercial and technology issues in Europe and the Middle East. She has had extensive in-house international legal and commercial experience with leading technology companies, including United Technologies Corporation, MIPS Computer Systems (later Silicon Graphics, Inc) and VMX, Inc., having specialized in technology licensing and strategic relationships.

     Simon Blackman (Acting Secretary and Treasurer), for the past two years, has been involved in building vertical electronic markets for the civil aerospace and the defense industry sectors. Mr. Blackman also currently operates an independent consultancy advising on security issues relating to communications, computer networks and e-commerce. Prior to being an independent consultant, Mr. Blackman was a Director of Grosvenor Security Consultants Limited (1993B1996) with responsibility for computer and communications security. Mr. Blackman is also a Director of Eurogard Security Group (UK) Limited (since 1997).

                        ITEM 10.  EXECUTIVE COMPENSATION.

     Since the inception of this corporation, we have not paid our officers or directors. Officers and directors may be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to us at some time in the future, pursuant to some arrangement to be determined on the basis of the nature and extent of the services which may be required and will be, if adopted, no less favorable to us than the charges for similar services made or offered by independent third parties similarly qualified. No officer or director is required to make any specific amount or percentage of his or her business time available to us. No options, plans or arrangements for deferred compensation, or future compensation have been adopted and none are contemplated at this time.

     No Officer or Director or Executive of this Corporation has been compensated for services to us. No plan of compensation has been formed or is presently under consideration.

     The former Officers and Directors of this Registrant are Officers or Directors of a Principal Shareholder, Intrepid International S.A. ("Intrepid Panama") and/or its United States Subsidiary, Intrepid International Ltd. ("Intrepid US"). They are or may be indirectly benefited by the relationship by which Intrepid bills this Corporation, on a time/fee basis, with varying hourly rates for various personnel levels. This billings when and if paid will address general operating expenses of Intrepid and are not directly payable or translatable to direct compensation of the Former Officers or any specific person. Mr. Sifford's attention to the affairs of this Corporation were billed at $150.00 per hour. Mr. Jaen O. did not submit any time billings for Intrepid or otherwise. Intrepid's Counsel, William Stocker, served briefly as Custodian of this corporation, for the limited purpose of accepting the resignation of directors and appointing new and current directors. The Custodian and Special Counsel accrued compensation at $250.00 per hour. These fees are included in Intrepid's billings, and are not direct compensation to Mr. Stocker. Intrepid has billed this corporation a total of $29,317.70 for services incurred through 1999. These billings have not been paid and are carried on the books of this Corporation as liabilities. These amounts will be compensated, when paid, in cash, and not in the issuance of stock for services.

     The fees payable to Intrepid, if and when paid are creditable as general revenues of Intrepid, and are not payable to its personnel. These billings are accrued and accruing, are unpaid, and payment has been deferred generally.

     Wendy Paige (Director, Acting President) and Simon Blackman (Acting Secretary and Treasurer) have been appointed as our new management to deal with our probable or future acquisitions in the United Kingdom. While no arrangement for compensation of our new officers has been made or anticipated by or with us, this change requires the following disclosure.

     We have previously stated that our United Kingdom management is free to negotiate with any target acquisition for themselves, in their own interest, as well as for us. While any transaction so negotiated would require the approval of our shareholders, it is intended that our new management be free to negotiate with a target to remain on the Board of any reorganized company, or for any compensation payable by the reorganized company that is fair and reasonable, and which may be approved by shareholders, following submission to shareholders with full disclosure.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of Our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

  Name and Address of Beneficial Owner           Actual               Attributed
                                                 Ownership         %  Ownership        %
Wendy Paige  Acting President                           -0-     0.00   7,035,000   59.08
5 Eghams Court
Boston Drive
Bourne End Bucks SL8 5YS
Simon Blackman  Acting Secretary and Treasurer          -0-     0.00   7,035,000   59.08
5 Eghams Court
Boston Drive
Bourne End Bucks SL8 5YS
All Officers and Directors as a Group                     0     0.00   7,035,000   59.08
J. Dan Sifford, Jr., Former Officer (1)
3131 Southwest Freeway                            5,000,000    41.99   7,035,000   59.08
Suite 46
Houston, Texas 77098
Laurencio Ja n O., Former Officer (1)                   -0-     0.00
P. O. Box 8807                                                         7,035,000   59.08
Panama City 5
Republic of Panama
Intrepid International, S.A. (1)                                                   59.08
P. O. Box 8807                                      345,000     2.90   7,035,000
Panama City 5
Republic of Panama
HJS Financial Services, Inc. (1)                                                   59.08
24843 Del Prado #318                              1,450,000    12.18   7,035,000
Dana Point CA 92629
Total Other 5% Owners                             6,795,000    57.06
TOTAL ALL AFFILIATES                              6,795,000    57.06
Total Shares Issued and Outstanding              11,908,000   100.00
===============================================  ==========  ========



(1) In the foregoing table, the share ownership of each of the listed shareholders are attributed to and each other and to all of them. The reason for this attribution is that there is sufficient commonality between and among them, and one or more officers of the other entities, such that all are deemed to be affiliates of the issuer and Counsel to Intrepid and HJS. The former officers are officers of Intrepid. Please see Item 7, Relationships and Transactions, for more disclosure about Intrepid and its owners, officers and persons.

 (C) CHANGES IN CONTROL. We have previously disclosed the probability of a change of control.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There are certain relationships and transactions among and between the Registrant and its present and former officers, and certain affiliated shareholders which are deemed material and which are the subject of the following disclosure. Specific disclosure is directed to two of the affiliate shareholders, Intrepid International, S. A., and HJS Financial Services, Inc. The Custodian of this Registrant is Counsel to both of these shareholder entities.

     HJS Financial Services, Inc. ("HJS") was incorporated in Nevada in April of 1991. It is wholly-owned and managed by its President Kirt W. James. The
Custodian of this Registrant, William Stocker, is Counsel to HJS. HJS is substantially inactive. Its activities consist in winding up its affairs and managing its remaining assets, and providing occasional management services of a limited nature. This disclosure is deemed material for the reason that Mr. James is also an affiliate of Intrepid International, S.A. His biographical information is found below in this Item.

     Intrepid International, S. A. ("Intrepid Panama") was incorporated in the Republic of Panam in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, the Intrepid Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Intrepid Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Intrepid Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for the Panama company in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

     This disclosure is deemed material for the reasons that the former Officers of this Registrant are affiliates of Intrepid Panama, that the Custodian of this Registrant is also Counsel to Intrepid Panama and Intrepid US, and for the further reason that the Intrepid entities are related to the Registrant as consultants and service providers. Services are provided on a time-fee basis, with particular rates for appropriate levels of personnel. All parties to these agreements and related transactions believe that they were and are on terms that are no more detrimental to the Registrant, nor more favorable to the other parties, than those that would have been agreed upon by third parties on an arm's length basis. The services consist of normal and necessary management consultation and support services.

     Laurencio Ja n O., an original incorporator who has served as President and Director of Intrepid Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world=s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Panama company, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panam with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panam with its partners and several of its associates holding or having held public office. Teodoro Franco=s brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Intrepid Panama a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of the Panama company, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

     Neither Mr. Teodoro F. Franco L. nor Mr. Leopoldo Kennion G. have been involved in the management or specific affairs of this Corporation, NetJ.com Corp.

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panam ). He is fluent in the Spanish Language. His biography has been provided in Item 5 above. The officers and directors of Intrepid International, Ltd. (Nevada) ("Intrepid US") are two individuals; Kirt
W. James, and J. Dan Sifford, Jr. Mr. Sifford's biography is found in Item 5 of this part and also follows: He is, Secretary-Treasurer of Intrepid US, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of that original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities, among them: Indiasa Securities Corporation, to structure the financing necessary to facilitate the transactions; Indiasa Aviation Corporation, to serve as an all cargo airline operating large cargo aircraft throughout Latin America; and Overseas Aviation Corporation, to buy, sell, lease and broker aircraft, and to provide services to Indiasa Aviation Corporation and to other airlines. Indiasa, which is the parent company of all the Panamanian companies formed by Mr. Sifford, operates, through its partially owned subsidiary, Robmar International,
S. A., plants in Argentina and Brazil which produce high temperature, high pressure lubricants and sealants. For twelve years ending in 1982, it operated, through its partially owned subsidiaries Indiasa Aviation Corporation and Overseas Aviation Corporation, an all cargo airline based at Miami International Airport and serving points throughout Central and South America and Africa. In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean.

     Kirt W. James, the President of Intrepid US, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. During the past five years Mr. James has been involved in the valuation, sale and acquisition of numerous private businesses and planning for the entry of private corporations into the public market place.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended December 31, 1999, 1998.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  None  other.

             The Remainder of this Page is Intentionally left Blank

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized.


                                  NETJ.COM CORP

                           (formerly NETBANX.COM CORP)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, LTD.)

                 by

       /s/                /s/
Wendy Paige         Simon Blackman
president/director  secretary/director
------------------  ------------------

--------------------------------------------------------------------------------
                                  EXHIBIT F-99

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                             DECEMBER 31, 1999, 1998
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of NetJ.Com Corp

We have audited the accompanying balance sheets of NetJ.Com Corp (formerly Professional Recovery Systems, Ltd.) (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and from inception on August 24, 1995 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetJ.Com Corp (formerly Professional Recovery Systems, Ltd.) (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 and from inception on August 24, 1995 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


__________/s/___________
Crouch, Bierwolf & Chisholm
Salt  Lake  City,  Utah
February  17,  2000

                                 NetJ.com Corp.
                          (a development Stage Company)
                                 Balance Sheets

                                                       December 31,
                                                     1999        1998
----------------------------------------------------------------------
ASSETS
Current Assets
Cash                                        $         329   $   5,329
Total Current Assets                                  329       5,329
Other Assets
Organization costs (Net of Amortization)                0         400
Total Other Assets                                      0         400
Total Assets                                $         329   $   5,729
LIAILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                   59,413           0
Total Current Liabilites                           59,413           0
Stockholders' Equity
Common Stock, authorized 100,000,000
shares of $.001 par value, issued and
outstanding 11,908,000 and 11,080,000
shares respectively                                11,908      11,080
Additional Paid in Capital                        132,852     117,120
Less: Subscriptions receivable                       (660)          0
Deficit Accumulated During the
Development  Stage                               (203,184)   (122,471)
Total Stockholders' Equity                        (59,084)      5,729
Total Liabilites and Stockholders' Equity   $         329   $   5,729

    The accompanying notes are an integral part of these financial statements

                                 NetJ.com Corp.
                          (a development Stage Company)
                            Statements of Operations

                                                                                        August 24,
                                                                                         1995 (inception
                                                                                        of the
                                                                                        development
                                                    For the Years Ended                 stage) to
                                                    December 31,                        December 31,
                                             1999                   1998         1997               1999
---------------------------------------------------------------------------------------------------------
Revenues:                             $         0   $                  0   $        0   $              0
Expenses:
General & Administrative                  (80,713)               (29,777)     (92,374)          (203,184)
Total Expenses                            (80,713)               (29,777)     (92,374)          (203,184)
Net (loss)                                (80,713)               (29,777)     (92,374)          (203,184)
Net Loss per share                         ($0.01)  $               0.00       ($0.01)            ($0.02)
Weighted average shares outstanding    11,701,000             11,080,000    7,905,000          8,537,200

    The accompanying notes are an integral part of these financial statements
                                 NetJ.com Corp.
                          (a development Stage Company)
                       Statements of Stockholders' Equity

                                                                      Additional      Deficit
                                                                      Paid-In         Accumulated
                                                                      Capital         During the
                                              Common Stock             (Discount on   Development
                                              Shares         Amount   Stock)          Stage
---------------------------------------------------------------------------------------------------
Balance at beginning of Development
stage-August 24, 1995                         $           0  $     0  $           0   $          0
Shares issued for organizational costs            6,000,000    6,000         (4,800)             0
Net Loss December 31, 1995                                0        0              0            (80)
Balance, December 31, 1995                        6,000,000    6,000         (4,800)           (80)
Net Loss December 31, 1996                                0        0              0           (240)
Balance, December 31, 1996                        6,000,000    6,000         (4,800)          (320)
July 15, 1997-issued at $.025 per share           5,080,000    5,080        121,920              0
Net Loss December 31, 1997                                0        0              0        (92,374)
Balance, December 31, 1997                       11,080,000   11,080        117,120        (92,694)
Net Loss December 31, 1998                                0        0              0        (29,777)
Balance, December 31, 1998                       11,080,000   11,080        117,120       (122,471)
Shares issued for cash at $.02 per share             33,000       33            627              0
Shares issued for services at $.02 per share        795,000      795         15,105              0
Net Loss December 31, 1999                                0        0              0        -80,713
Balance, December 31, 1999                       11,908,000  $11,908  $     132,852      ($203,184)

    The accompanying notes are an integral part of these financial statements
                                 NetJ.com Corp.
                          (a development Stage Company)
                             Statement of Cash Flows

                                                                                   August 24,
                                                                                    1995 (inception
                                                                                   of the
                                                                                   development
                                                For the Years Ended                stage) to
                                                December 31,                       December 31,
                                         1999                   1998        1997               1999
----------------------------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
Net Loss                             ($80,713)              ($29,777)   ($92,374)         ($203,184)
Adjustments to reconcile
net loss to net cash
provided by operations
Shares issued for services             15,900                      0           0             15,900
Amortization                              400                    240         240              1,200
Increase in payables                   59,413                      0           0             59,413
Net Cash Flows used in
Operating Activities                   (5,000)               (29,537)    (92,134)          (129,971)
Cash Flows from investment
Activities:                                 0                      0           0                  0
Cash Flows from Financing
Activities
Issuance of stock                           0                      0     127,000            127,000
Net Increase(decrease) in cash         (5,000)               (29,537)     34,866                329
Cash, beginning of year                 5,329                 34,866           0                  0
Cash, end of year                   $     329   $              5,329   $  34,866   $            329
Supplemental Cash Flow Information
Cash paid for:
Interest                            $       0   $                  0   $       0   $              0
Taxes                               $       0   $                  0   $       0   $              0
Non Cash Financing Transaction:
Stock issued for services           $  15,900   $                  0   $       0   $         15,900

    The accompanying notes are an integral part of these financial statements

NETJ.COM  CORP
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     NetJ.Com Corp ("the Company")(formerly Professional Recovery Systems, Ltd.), was originally incorporated in Texas on August 24, 1995. On January 23, 1998, the Company reincorporated in the State of Nevada. On July 16, 1999, the Company changed it's name to Netbanx.com Corp and on November 2, 1999 changed it's name to NetJ.com Corp. The Company is currently inactive and is searching for a viable business combination or operations.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $203,184 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.
                                                           December  31,
                                                     1999                  1998
                                                     ----                   ----
     Deferred  tax  asset:
        NOL  carrryforward                    $     69,080         $     41,640
     Valuation  allowance                          (69,080)             (41,640)
     Total                                             -0-                   -0-

     f.   Organization  Costs

   In 1995, Organization costs were paid by shareholders and exchanged for 6,000,000 shares of common stock having a par value of $1,200. These costs were being amortized over a period of 60 months, but have been expensed completely in 1999, due to a change is accounting policy.

     The  accompanying  notes are an integral part of these financial statements

                                 NETJ.COM  CORP
                      (a  Development  Stage  Company)
                   Notes  to  the  Financial  Statements
                        December  31,  1999  and  1998

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

During  1999, 1998 and 1997, $5,000, $10,000 and $22,000, respectively, was paid in consulting fees to Intrepid International, who are shareholders and officers of the Company.

During 1999, the Company issued 795,000 shares of common stock to Intrepid International, for services rendered.

NOTE  5  -  Stockholders'  Equity

In August 1995, the Company issued 6,000,000 shares of stock for organization costs valued at $1,200.

In July 1997, the Company issued 5,080,000 shares to private investors for cash of $127,000.

During 1999, the Company also issued 33,000 shares of common stock for a subscription receivable of $660.

During 1999, the Company issued 795,000 shares of common stock for a services valued at $15,900.

NOTE  6  -  Stock  Split

During 1999, the board of directors authorized a five for one stock split. These financial statements have retroactively restated to reflect the split.

NOTE  7  -  General  and  Administrative  Expenses

General  and  administrative  expenses  are  as  follows:

                                              December 31,
                                        1999      1998     1997
              ------------------------------------------------
              Amortization             400       280       280
              Professional Fees     80,313    28,435    79,801
              Travel                     0         0    12,333
              Miscellaneous              0     1,102         0
              ================================================
                                    80,713    27,777    92,374