Form 10QSB
period 2000-03-31
NETJ COM CORP
filed 2000-05-19
CIK 1094806

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED March 31, 2000

                         COMMISSION FILE NUMBER: 0-30442


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

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  11,908,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00) for the three months ended March 31, 2000.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have announced a possible acquisition target, as described below. If this acquisition closes, and Global Tote is acquired, then our plan for the next twelve months will be the furtherance of the Business of Global Tote. If that acquisition does not close, our plan for the next twelve months will be to resume and continue our search for an acquisition target.

      (1) POSSIBLE ACQUISITION. On March 9, 2000, we announced an agreement to acquire 100% of Global Tote Limited ("Global Tote"). Global Tote, based in the United Kingdom, develops interactive horse racing and auxiliary betting via satellite and the Internet. The price is $8 million, in cash, stock and notes. We had announced that the parties expected closing within one week. That time estimate has proved unduly optimistic. As of this filing, that acquisition remains doubtful, and no closing has occurred. If and when the transaction may close, or be abandoned, we will immediately report all available disclosure by public filing, most likely, in a current report on Form 8-K. We announced that Lord Sheppard of Didgenrmere (the former chairman of Grand Metropolitan Plc, parent of Burger King, Jolly Green Giant and Pillsbury) joins the Board of Directors upon closing. Closing has not occurred. There has been no change in our expectation that Lord Sheppard will join the Board upon closing of this proposed acquisition, if it does close.

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

     We have characterized this acquisition as doubtful because we do believe that questions have arisen that make it in fact doubtful; and, due to the numerous contingencies, and on-going due diligence, this view must be conditioned and qualified by disclosure that no assurance exists that the acquisition will in fact close.

      (2) IF NO ACQUISITION OCCURS. It is possible that the proposed acquisition may not occur. Transactions of this nature do sometimes fail at the last minute over details about which the parties cannot agree. Our history illustrates such failure of expectation in the past, even after public announcement. Changed circumstances, between the making of the agreement and the time set for closing, may result in failure to consummate the agreement in a final acquisition. Should this eventuality materialize, we would be required to begin again to seek an acquisition target. For that reason, further disclosure is provided about such a possible eventuality.

      (3) CASH REQUIREMENTS IF GLOBAL TOTE NOT ACQUIRED. We have not engaged in any material operations or had any revenues from operations since inception. Our plan of operation for the next 12 months would be to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture. During the next 12 months, our only foreseeable cash requirements will relate to two areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, and such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction.

      Our Independent Auditors Report, for the Company's most recent audited financial statements, mentions: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependant upon raising capital to continue operations It is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with." We cannot engage in fund-raising activity as a company with no business or substantial assets. Our business plan is indeed to find an acquisition target.

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $29,777, $92,374 and $240 respectively, for the fiscal years ended 1998, 1997 and 1996, and $80,713 for 1999. We have accumulated a deficit of $624,849 as of the date of this report. Our expenses recorded and net loss for this first quarter was $421,665. as compared to only $4,885 for the corresponding quarter of 1999. This difference is due to our virtual dormancy in 1999, and substantial activity in the first quarter of this year, to Register our common stock under the 1934 Securities Exchange Act, and to vigorously pursue acquisition opportunities.These services primarily related to maintaining the Company in good standing with the State of Nevada, including legal and professional fees for its name changes and reincorporation, as well as the expenses of its current audit, and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of Financial statements. These activities were undertaken to qualify our common Stock for quotation on the OTC Bulletin Board, and in contemplation of the preparation of the Form 10SB Registration Statement.

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

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

         Exhibit FQ1-00 Financial Statements (Un-Audited) March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March  31,  2000

                                  NETJ.COM CORP

                          (formerly NETBANX.COM CORP.)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, INC.)
     by


     /s/                          /s/
Wendy Paige      .          Simon Blackman
President/Director          Secretary/Director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ1-00

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                 NETJ.COM CORP.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And the periods ended March 31, 1999 and 2000

                                                          March 31,    December 31,
                                                           2000            1999
                                                        -----------  --------------

ASSETS

CURRENT ASSETS
Cash                                                    $      329   $         329
Total Current Assets                                           329             329
TOTAL ASSETS                                            $      329   $         329
                                                        ===========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                                           481,078          59,413
                                                        -----------  --------------
TOTAL LIABILITIES                                       $  481,078   $      59,413
                                                        ===========  ==============
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,908,000 shares,       11,908          11,908
Additional paid-in Capital                                 132,852         132,852
Less: Subscription receivable                                 (660)           (660)
Accumulated Surplus (Deficit)                            ($624,849)      ($203,184)
                                                        -----------  --------------
Total Stockholders' Equity                                (480,749)        (59,084)
                                                        -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      329   $         329
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
             STATEMENTS OF LOSS AND ACCULULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And the periods ended March 31, 1999 and 2000


                                                                              August 24,
                                                                                1995
                                                                          (inception) to
                                        March 31,              December 31,     March 31,
                                    2000          1999            1999            2000
                             ------------  ------------  --------------  ----------------

Revenues                     $         0   $         0   $           0   $             0
Expenses
Amortization                           0             0               0              (800)
Organizational costs                   0          (400)           (400)             (400)
General and administrative      (421,665)       (4,485)        (80,313)         (610,214)
Travel                                 0             0               0           (12,333)
Miscellaneous expenses                 0             0               0            (1,102)
                             ------------  ------------  --------------  ----------------
Total Expenses                 ($421,665)      ($4,885)       ($80,713)        ($624,849)
                             ============  ============  ==============  ================
Net Income (Loss)              ($421,665)      ($4,885)       ($80,713)        ($624,849)
Weighted average number
    of shares outstanding     11,908,000    11,080,000      11,701,000         8,624,700
Earnings (Loss) per Share      ($0.03541)    ($0.00044)      ($0.00690)        ($0.07245)
                             ============  ============  ==============  ================

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
    For the period from inception of the Development Stage on August 24, 1995
                   For the fiscal year ended December 31, 1999
                  And the periods ended March 31, 1999 and 2000

                                                        Additional    Accumulated    Total Stock-
                                   Common      Par      Paid-In       Equity         holders' Equity
                                   Stock       Value    Capital           (Deficit)          (Deficit)
                                   ----------  -------  ------------  -------------  -----------------

Inception (August 24, 1995)                 0  $     0  $         0   $          0   $              0

Inception through December
31, 1995: Stock issued for
cash and services                   6,000,000    6,000       (4,800)             0              1,200

Net gain (loss) for year 1995               0        0            0            (80)                 0
                                   ----------  -------  ------------  -------------  -----------------
Balances December 31, 1995          6,000,000    6,000       (4,800)           (80)             5,920
Net gain (loss) for year 1996               0        0            0           (240)                 0
                                   ----------  -------  ------------  -------------  -----------------
Balances December 31, 1996          6,000,000  $ 6,000      ($4,800)         ($320)  $          5,680
Common Stock issued for cash
     at $0.125 per share            5,080,000    5,080      121,920              0                  0
Net gain (loss) for period
     ended December 31, 1997                0        0            0        (92,374)                 0
Balances December 31, 1997         11,080,000  $11,080  $   117,120       ($92,694)  $         35,506
Net gain (loss) for period
     ended December 31, 1998                0        0            0        (29,777)                 0
                                   ----------  -------  ------------  -------------  -----------------
Balances December 31, 1998         11,080,000  $11,080  $   117,120      ($122,471)  $          5,729
Common Stock issued for cash
     at $0.10 per share                33,000       33          627              0                  0
Common Stock issued for services      795,000      795       15,105              0                  0
Net gain (loss) for the year
     ended December 31, 1999                0        0            0        (80,713)                 0
                                   ----------  -------  ------------  -------------  -----------------
Balances December 31, 1999         11,908,000  $11,908  $   132,852      ($203,184)          ($58,424)
Net gain (loss) for the period
     ended March 31, 2000                   0        0            0       (421,665)                 0
                                   ----------  -------  ------------  -------------  -----------------
Balances March 31, 2000            11,908,000  $11,908  $   132,852      ($624,849)         ($480,089)
                                   ==========  =======  ============  =============  =================

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And the periods ended March 31, 1999 and 2000

                                                                              August 24,
                                                                                         1995
                                                                               (inception) to
                                      March 31,               December 31,    March 31,
                                            2000       1999            1999              2000
                                      -----------  ---------  --------------  ----------------
Operating Activities
Net Income (Loss)                      ($421,665)   ($5,165)       ($80,713)  $      (624,849)
Less items not effecting cash flow:
      Shares isued for services                0          0          15,900            15,900
      Amortization                             0        400             400             1,200
      Increase in payables               421,665          0          59,413           481,078
                                      -----------  ---------  --------------  ----------------
Total working capital (used)                 -0-     (4,765)         (5,000)         (126,671)
Financing Activities
Proceeds from Sale
   of Common Stock                             0          0               0           127,000
                                      -----------  ---------  --------------  ----------------
Increase (Decrease) in
working capital                                0     (4,765)         (5,000)              329
Cash at Beginning of Period           $      329   $  5,329   $       5,329   $             0
                                      -----------  ---------  --------------  ----------------
Cash at End of Period                 $      329   $    564   $         329   $           329
                                      ===========  =========  ==============  ================

   The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  I  -  Summary  of  Significant  Accounting  Policies

a.     Organization

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), was originally incorporated in Texas on August 24, 1995. On January 23, 1998, the Company reincorporated in the State of Nevada. On July 16, 1999, the Company changed it's name to Netbanx.com Corp and on November 2, 1999 changed it's name to NetJ.com Corp. The Company is currently inactive and is searching for a viable business combination or operations.

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

Deferred tax assets and the valuation account is as follows at March 31, 2000 and December 31, 1999.
                             March  31,     December  31,
                                2000            1999
                                ----            ----
     Deferred  tax  asset:
     NOL  carrryforward     $  169,866       $  69,080
     Valuation  allowance     (169,866)       (69,080)
------------------------------------------------------
     Total                           0               0

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to the Financial Statements
         December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  I  -  Summary  of  Significant  Accounting  Policies  (continued)

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

NOTE  4  -  Related  Party  Transactions

During 1999, 1998 and 1997, $5,000, $ 10,000 and $22,000, respectively, was paid in consulting fees to Intrepid International, who are shareholders and officers of the Company.

During 1999, the Company issued 795,000 shares of common stock to Intrepid International, who are shareholders and officers of the Company, for services rendered.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to the Financial Statements
         December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  5  -  Stockholders'  Equity

In August 1995, the Company issued 6,000,000 shares of stock for organization costs valued at $1,200.

In July 1997, the Company issued 5,080,000 shares to private investors for cash of $127,000.

During 1999, the Company also issued 33,000 shares of common stock for a subscription receivable of $660.

During 1999, the Company also issued 795,000 shares of common stock for services valued at $15,900.
NOTE  6  -  Stock  Split

During 1999, the board of directors authorized a five for one stock split. These financial statements have retroactively restated to reflect the split.