Form 10QSB
period 2000-06-30
NETJ COM CORP
filed 2000-08-08
CIK 1094806

--------------------------------------------------------------------------------
                                   Wendy Paige
                                    PRESIDENT
                                 NetJ.com Corp.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                                                  SECURITIES  EXCHANGE  ACT  OF
1934

                       FOR THE QUARTER ENDED June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 11,908,000.

                          PART I: FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ2-00) for the six months ended June 30, 2000.



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had identified a probable acquisition target, but that acquisition will not materialize. Our plan for the next twelve months will be to resume and continue our search for an acquisition target.

     CASH REQUIREMENTS. We have not engaged in any material operations or had any revenues from operations since inception. Our plan of operation for the next 12 months would be to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture. During the next 12 months, our only foreseeable cash requirements will relate to three areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock, and such expenses as may arise in connection with review and consideration of potential acquisition target. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant and legal and financial reviews. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If such continued support is not obtained, we would not be able to continue to meet our auditing and reporting requirements and may be forced to withdraw ourselves as a Reporting Company, and would not be entitled to continued quotability on the OTCBB, and we may be unable to continue as a going concern.

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

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $29,777, $92,374 and $240 respectively, for the fiscal years ended 1998, 1997 and 1996, and $80,713 for 1999. We have accumulated a deficit of $674,910 as of the date of this report, June 30, 2000.

                          SELECTED  FINANCIAL  INFORMATION

                                               April 1 to June 30      January 1 to June 30
                                           2000               1999        2000      1999
-----------------------------------------------------------------------------------------
Balance sheet:
Total Assets . . . . . . .                5,484
Total Liabilities. . . . .              493,994
================================================
Revenues:. . . . . . . . .  $                 0   $              0   $       0   $     0
 Total Revenues. . . . . .                    0                  0           0         0
-----------------------------------------------------------------------------------------
Expenses:
General and administrative              (50,061)            (2,135)   (471,726)   (4,885)
-----------------------------------------------------------------------------------------
 Total Expenses. . . . . .              (50,061)            (2,135)   (471,726)   (4,885)
-----------------------------------------------------------------------------------------
Net Loss . . . . . . . . .              (50,061)            (2,135)   (471,726)   (4,885)
=========================================================================================

     Our expenses recorded a net loss during this first quarter of $421,665, as compared to only $4,885 for the corresponding quarter of 1999. For the second quarter the comparison was $50,061 to $2,135. The comparison for the first half was $471,726 to $4,885.

      These difference are due to our virtual dormancy in 1999, and substantial activity in the first quarter of this year, to Register our common stock under the 1934 Securities Exchange Act, and to vigorously pursue acquisition opportunities. These services primarily related to maintaining the Company in good standing with the State of Nevada, including legal and professional fees for its name changes and reincorporation, as well as the expenses of its current audit, and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements. These activities were undertaken to maintain our common stock for quotation on the OTC Bulletin Board, and in contemplation of the preparation of the Form 10SB Registration Statement.

 (C) LIQUIDITY. We had limited and diminishing liquidity during the fiscal years ended 1998, 1997 and 1996, and virtually no liquidity following the end of 1999, and currently. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. We have no loan agreements with any officer or director. Foreseeably, in the absence of cash to maintain this company current in required filings, legal, professional expenses, the practice of providing compensation by issuing stock is probable, with the significant exception of our independent auditor, who may not properly be compensated in such a manner. Accordingly, in the absence of corporate liquidity, the principal shareholder is expected to advance those fees which are not appropriate for settlement, compensation or reimbursement in stock. The Principal Shareholder may advance amounts to defer minimal expenses as indicated, but no decision whether or not to settle such advances in stock will be made during the period of uncertainty as to our probable business plan.

                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

     Exhibit FQ2-00 Financial Statements (Un-Audited) for the six months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                              Dated: June 30, 2000

                                  NETJ.COM CORP

                          (formerly NETBANX.COM CORP.)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, INC.)
                                       by
             /s/Wendy Paige                           /s/Simon Blackman
                Wendy  Paige                             Simon  Blackman
                president/director                       secretary/director

                                /s/James Melillo
                                  James Melillo
                                    Director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ2-00

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                 NETJ.COM CORP.
                                 BALANCE SHEETS
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000



                                                          June 30,       December 31,
                                                            2000           1999
                                                         (Unaudited)
-------------------------------------------------------------------------------------
    ASSETS

CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,484   $         329
                                                          ---------   -------------
Total Current Assets . . . . . . . . . . . . . . . . . .      5,484             329
                                                          =========   =============
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   5,484   $         329
                                                          =========   =============

    LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $ 493,994   $      59,413
                                                          ---------   -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    493,994          59,413
                                                          =========   =============
STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 11,908,000 shares,
     and 12,008,000 shares respectively. . . . . . . . .     12,008          11,908

  Additional paid-in Capital . . . . . . . . . . . . . .    332,988         132,852
  Less: Subscription receivable. . . . . . . . . . . . .       (660)           (660)
  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (832,846)       (203,184)
                                                          ---------   -------------
Total Stockholders' Equity . . . . . . . . . . . . . . .   (488,510)        (59,084)
                                                          ---------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $   5,484   $         329
                                                          =========   =============

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                     And for the periods ended June 30, 2000

                                                                                                      From
                                                                                                  Inception on
                                     From April    From April    From January    From January    August 24,1995
                                     1, 2000 to.   1, 1999 to     1, 2000 to       1, 1999 to       through
                                      June 30,.      June 30,       June 30,        June 30,         June 30,
                                        2000          1999            2000            1999             2000
-------------------------------------------------------------------------------------------------------------
  Revenues. . . . . . . . . .  $           0   $         0   $           0   $           0   $             0

  Expenses

  General and Administrative.       (258,058)       (2,135)       (629,662)         (4,885)         (832,846)
                               -------------------------------------------------------------------------------
  Net Loss from Operations. .       (258,058)       (2,135)       (629,662)         (4,885)         (832,846)

  Net Income (Loss) . . . . .      ($258,058)      ($2,135)      ($629,662)        ($4,885)        ($832,846)
                               ===============================================================================
  Loss per Share. . . . . . .      ($0.02167)    ($0.00018)      ($0.05288)      ($0.00042)        ($0.08010)
                               ===============================================================================
  Weighted Average
      Shares Outstanding. . .     11,908,000    11,616,200      11,908,000      11,616,200        10,397,042
                               ===============================================================================

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended June 30, 2000 and 1999

                                                                                     From inception on
                                                                                       March 25,1998
                                                                                           through
                                                                          June 30,          June 30,
                                                                      2000        1999        2000
----------------------------------------------------------------------------------------------------

  Operating Activities

  Net Income (Loss). . . . . . . . . . . . . . . . . .           ($258,058)    ($2,135)   ($832,846)

  Shares issued for services . . . . . . . . . . . . .                   0           0       15,900
  Items not effecting cash (organization costs). . . .                   0       5,862        6,930
  Cash increase from creation of account payable . . .             258,058       3,782      622,345
  Cash decrease from reduction of account payable. . .            (195,120)          0     (195,120)
                                                        -------------------  ---------   -----------
  Net Cash from Operations . . . . . . . . . . . . . .            (195,120)      7,509     (382,791)

  Cash Increase (Decrease) . . . . . . . . . . . . . .            (195,120)      7,509     (382,791)

  Cash infused from sale/issuance of common stock. . .             200,275       3,000      434,275

  Cash (decrease) from creation of account receivable.                   0      (6,000)     (46,000)
                                                       -------------------  ----------   -----------
  Net increase (decrease) in cash. . . . . . . . . . .               5,155       4,509        5,484

  Beginning Cash . . . . . . . . . . . . . . . . . . .                 329      11,747            0

  Cash as of Statement Date. . . . . . . . . . . . . .  $            5,484   $  16,256   $    5,484
                                                        =================    =========   ==========

   The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended June 30, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.