Form 10KSB/A
period 1999-12-31
NETJ COM CORP
filed 2000-08-18
CIK 1094806

FORM 10-KSB-A

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

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 5,113,000 shares.

     the number of shares outstanding of the Registrant's Common Stock was 11,908,000.

                        Exhibit Index is found on page 22

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Business  of  the  Registrant                                       5
      (c)  Search  Resumed                                                     5

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          7

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Sales  of  Unregistered  Common  Stock  1999-2000                   8
      (e)  Description  of  Securities                                         8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       10
      (a)  Plan  of  Operation  for  the  Next  Twelve  Months                10
      (b)  Results  of  Operations                                            11
      (c)  Selected  Financial  Information                                   12
      (d)  Liquidity                                                          13

Item  7.  Financial  Statements                                               13

Item  8.  Changes  In  and  Disagreements  With  Accountants
     on  Accounting  and  Financial  Disclosure                               13

PART  III                                                                     14

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            14

Item  10.  Executive  Compensation                                            15

Item  11.  Security Ownership of Certain Beneficial Owners and Management     16
      (a)  Security  Ownership  of  Certain  Beneficial  Owners               16
      (b)  Security  Ownership  of  Management                                16
      (c)  Changes  in  Control                                               17

Item  12.  Certain  Relationships  and  Related  Transactions                 18

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   20
      (a)  Financial  Statements                                              20
      (b)  Form  8-K  Reports                                                 20
      (c)  Exhibits                                                           20

                                     PART I

                                  INTRODUCTION

     This Form 10-KSB-A amended report reflects changes responsive to SEC Comments to our Form 10-SB-A4, and includes some current information about events after December 31, 1999.

     Our 1934 Act Registration of our Common Stock was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for continuation of quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our registration has become effective by operation of law, 60 days after our first filing, and before all comments with the Staff of the Commission have been cleared.

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

     On or about July 14, 1999, we directed a five for one forward split of our shares of common stock, issued and outstanding, resulting in a post-split total of 11,908,00 shares issued and outstanding. These Issuances and all issuances to date, with the relevant exemption from Registration, under 5 of the Securities Act of 1933, are displayed in the following table. Please See Part II, Item 4, for additional information.

     On or about April 25, 2000, the Registrant sold 100,000 shares, pursuant to
Section 4(2)/Rule 506, to a single accredited investor. The investors accreditation was determined by virtue of income, net worth and previous investing experience.

Issuances/Exemptions from 1933 Act. . . . . . . . . . . .  post        pre-
Registration After and Before 5 for 1 Forward . . . . . .  forward     forward
Split . . . . . . . . . . . . . . . . . . . . . . . . . .  split       split
--------------------------------------------------------------------------------
Founders shares, at par value, for organizational costs,.   6,000,000  1,200,000
to a single Founder, J. Dan Sifford Jr
[Section 4(2) of the 1933 Securities Act]
--------------------------------------------------------------------------------
11 sophisticated investors at $0.125. . . . . . . . . . .   5,080,000  1,016,000
(Rule 504) 7/7/97
--------------------------------------------------------------------------------
1 sophisticated investor at $0.10 . . . . . . . . . . . .      33,000      6,600
(Rule 504) 6/9/98
--------------------------------------------------------------------------------
For services valued at $9,000.00 (Rule 504) 1/22/99 . . .     450,000     90,000
--------------------------------------------------------------------------------
For services valued at $6,900.00 (Rule 504) 3/3/99. . . .     345,000     69,000
--------------------------------------------------------------------------------
Total Common Stock Issued and Outstanding . . . . . . . .  11,908,000  2,381,600
(Before the forward Split of July 14, 1999)
-----------------------------------------------------------------------
For cash Section 4(2)/Rule 506 (4/25/00). . . . . . . . .     100,000
-----------------------------------------------------------------------
Subtotal Post Reverse:. . . . . . . . . . . . . . . . . .     100,000
-----------------------------------------------------------------------
Total Issued and Outstanding June 30, 2000. . . . . . . .  12,008,000
-----------------------------------------------------------------------


     We were not a "Blank Check Company", commonly called a "Blind Pool", as referred to in either Rule 419 or Rule 504, at any time our founders or others were offered, purchased or acquired the outstanding securities of this Registrant. After abandoning our business plan, we became a company whose business plan was to find a profitable business combination. This means that we have become a "Blank Check Company" as that term is defined in Rule 419. As a practical matter, we are required to register its common stock pursuant to
Section 12(g) of the 1934 Act, and to pursue continuation of quotation on the OTCBB if it is to have any chance to compete in with other issuers or registrants, for business combinations by reverse acquisition. There are no lock-up or shareholder pooling agreements between or among shareholders of this

Registrant. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

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

     On March 9, 2000, we announced an agreement to acquire 100% of Global Tote Limited ("Global Tote"). We disclosed in the form 10-QSB filed for the quarter ending March 31, 2000, that the completion of the acquisition of Global Tote was doubtful. This attempted acquisition has failed to materialize and has been abandoned. The decision not to proceed to completion was made when management received a registered letter from a creditor of Premier Telesports noticing a claim that may precipitate the bankruptcy of Premier Telesports. It is management's opinion that Premier Telesports represents a vital component of the Global Tote acquisition, without which, such an acquisition would not be in the best interest of the Netj.com shareholders.


 (C) SEARCH RESUMED. Since it is possible that the proposed acquisition of Global Tote will not close, we will resume our search for a profitable acquisition. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholder. Management recognizes that the higher the standards it imposes upon itself, the greater may be it competitive disadvantages with other more attractive acquiring interests or entities. One would expect more competition to acquire higher quality businesses and assets that less desirable opportunities.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: We do not intend to restrict its consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely the we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

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

(D) FINANCING PLANS. For more information, please see Management's Discussion and Analysis.

(E) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(F) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve months.
There is no compelling reason why this we should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash it can offer and no capital formation incentive for its selection. It has a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" we are unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive that other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression. Our management is not impatient or overly eager to find a business partner and has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge, skill and that of its consultants and principal shareholder, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks.

(G)  EMPLOYEES.  We  have  no  employees, other than our Officers and Directors.


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

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Registrant is quoted Over the Counter on the Bulletin Board ("OTCBB"). There was no substantial market activity before December 1998. Based upon standard reporting sources, the following information is provided:



period .  high bid  low bid  period    high bid  low bid
-----------------------------------------------------------
3rd 1998  N/A       N/A      2nd 1999     5.375      2.00
-----------------------------------------------------------
4th 1998  3.25      3.00     3rd 1999     3.88       0.84
-----------------------------------------------------------
1st 1999  4.25      2.00     4th 1999     8.00       3.60
-----------------------------------------------------------
period .  high bid  low bid  period    high bid  low bid
-----------------------------------------------------------
1st 2000  8.90      1.20     2nd 2000     5.70       1.50
-----------------------------------------------------------


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of this information is commercial internet reporting services: BigCharts.com.


 (B) HOLDERS. There are about 47 holders of the common stock of this Registrant.

 (C) DIVIDENDS. No cash dividends have been paid by the Registrant on its common stock or other Stock and no such payment is anticipated in the foreseeable future.

 (D) SALES OF UNREGISTERED COMMON STOCK 1999-2000. On March 3, 1999, we issued 69,000 pre-split (345,000 post-split) shares, pursuant to Rule 504, for Legal, Accounting and Professional services and advances to or for the Registrant, provided by a single financial and corporate service provider. This provider was Intrepid International S.A./ Intrepid International Ltd. The shares were valued at $0.10 per share.

     On or about April 25, 2000, the Registrant sold 100,000 (post-split) shares, pursuant to Section 4(2)/Rule 506, to a single accredited investor. The investors accreditation was determined by virtue of income, net worth and previous investing experience.


 (E)  DESCRIPTION  OF  SECURITIES.

CAPITAL AUTHORIZED AND ISSUED. We are authorized to issue 100,000,000 shares of a single class of Common Voting Stock, of par value $0.001, of which 12,008,000 are issued and outstanding.

COMMON STOCK. All shares of Common Stock when issued were fully paid for and nonassessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities. The owners of a majority of the common stock may also take any action without prior notice or meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

SECONDARY TRADING refers to the marketability to resell the securities in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally Restricted Securities as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates; however, as to shares owned by affiliates, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

UNRESTRICTED SHARES OF COMMON STOCK. 12,008,000 shares are issued and outstanding. 7,035,000 shares are held by affiliates, and these affiliate shares remain restricted from resale in brokerage transaction. 4,973,000 shares are owned by non-affiliates. Of these 4,973,000, 100,000 shares were sold about
April 24, 2000 and are restricted securities. The remaining 4,873,000 are believed to be held continuously by non-affiliates for more than two years, and are believed to be unrestricted securities which could be sold in brokerage transaction in compliance with Rule 144.

OPTIONS AND DERIVATIVE SECURITIES. We have no outstanding options or derivative securities. We have no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock.

RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities. We have taken no action to register or qualify its common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had identified a probable acquisition target, but that acquisition will not materialize, as described in
Item 1 of this Part. So our plan for the next twelve months will be to resume and continue our search for an acquisition target.

      (1) CASH REQUIREMENTS. We have not engaged in any material operations or had any revenues from operations since inception. Our plan of operation for the next 12 months would be to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture. During the next 12 months, our only foreseeable cash requirements will relate to three areas: (1) maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, (2) such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock, and (3) expenses to pursue our search for a corporate opportunity. The first two would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant. The third involves travel, and may involve some legal and professional fees. Accordingly, we would expect to require between $100,000 and $200,000 for the next twelve months. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If such continued support is not obtained, we would not be able to continue to meet our auditing and reporting requirements and may be forced to withdraw ourselves as a Reporting Company, and would not be entitled to continued quotability on the OTCBB, and we may be unable to continue as a going concern.

      Our Independent Auditors Report, for the Company's most recent audited financial statements, mentions: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependant upon raising capital to continue operations. It is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with." We cannot engage in fund-raising activity as a company with no business or substantial assets. Our business plan is indeed to find an acquisition target.

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $80,713, $29,777, 92,374 and $240 respectively, for the fiscal years ended 1999, 1998, 1997 and 1996. We had an accumulated a deficit calculated of $203,184 (12/31/99) giving effect to the five for one forward split of July 14, 1999. That forward split had the technical effect of increasing the deficit slightly.The reason for the difference in the resulting calculations is due to the fact that we did not change the par value in connection with the forward split. The funding of the payments that account for these deficits resulted substantially from the issuance of shares of common stock of the Company for services rendered and advances, in lieu of cash. These services primarily related to maintaining the Company in good standing with the State of Nevada, including legal and professional fees for its name changes and reincorporation, as well as the expenses of its current audit, and "due diligence" activities with respect to its history and past operations. These activities have included, for example, confirming good standing, reviewing stock transfer records and Articles of Incorporation, as amended, and arranging for the preparation and auditing of financial statements. These activities were undertaken to qualify our common stock for quotation on the OTC Bulletin Board, and in contemplation of the preparation of this Registration Statement.

     On or about September 3, 1999, we made and announcement indicating that Netbanx.com (its former Name) had entered into a letter of intent for the acquisition of Western Connections Ltd. for $1.75 million and the issuance of $400,000 of warrants at a strike price of $5 per share, as well as the licensing of X-PAY to Automatic Communications Ltd. for an annual fee of $175,000. While this statement was true, that letter of intent did not ripen into an agreement, and no such transactions occurred. It was the decision of this Management to place this Registrant in Custodianship for a period of time to cool-off, to allow the NASD to inquire and satisfy itself concerning the circumstances of that announcement, and generally to prevent any misunderstandings by the public as to the actual state of affairs of this registrant. The principal purpose of the Custodianship is prevent any person from misunderstanding the affairs of this Registrant during its 1934 Act Registration of its common stock, and for a reasonable time following the effectiveness of such registration.

     On March 9, 2000, we announced an agreement to acquire 100% of Global Tote Limited ("Global Tote"). We disclosed in the form 10-QSB filed for the quarter ending March 31, 2000, that the completion of the acquisition of Global Tote was doubtful. This attempted acquisition has failed to materialize and has been abandoned. The decision not to proceed to completion was made when management received a registered letter from a creditor of Premier Telesports noticing a claim that may precipitate the bankruptcy of Premier Telesports. It is management's opinion that Premier Telesports represents a vital component of the Global Tote acquisition, without which, such an acquisition would not be in the best interest of the Netj.com shareholders.

             The Remainder of this Page is Intentionally left Blank

 (C)  SELECTED  FINANCIAL  INFORMATION.

                            3/31/00      12/31/99      12/31/98     12/31/97      8/24/95
                                                                                    to
                                                                                 12/31/99
-----------------------------------------------------------------------------------------
Total Assets . . . . .  $       329   $       329   $     5,729   $   34,866
-----------------------------------------------------------------------------------------
Revenues . . . . . . .            0             0             0            0           0
-----------------------------------------------------------------------------------------
Operating Expenses . .      421,665        80,713        29,777       92,374     203,184
-----------------------------------------------------------------------------------------
Net Earnings or (Loss)     (421,665)      (80,713)      (29,777)     (92,374)   (203,184)
-----------------------------------------------------------------------------------------
Per Share Earnings . .      0.03541         (0.01)        (0.00)       (0.01)      (0.02)
  or (Loss)
-----------------------------------------------------------------------------------------
Average Common Shares.   11,908,000    11,701,000    11,080,000    7,905,000   8,537,200
Outstanding
-----------------------------------------------------------------------------------------


                                                April 1 to June 30         January 1 to June 30
                                           2000                    1999        2000      1999
-----------------------------------------------------------------------------------------
Balance sheet:
Total Assets . . . . . . .                5,484
-------------------------------------------------
Total Liabilities. . . . .              493,994
Revenues:. . . . . . . . .  $                 0   $                   0   $       0   $     0
----------------------------------------------------------------------------------------------
 Total Revenues. . . . . .                    0                       0           0         0
----------------------------------------------------------------------------------------------
Expenses:
General and administrative              (50,061)                 (2,135)   (471,726)   (4,885)
----------------------------------------------------------------------------------------------
 Total Expenses. . . . . .              (50,061)                 (2,135)   (471,726)   (4,885)
----------------------------------------------------------------------------------------------
Net Loss . . . . . . . . .              (50,061)                 (2,135)   (471,726)   (4,885)
----------------------------------------------------------------------------------------------


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


 (D) LIQUIDITY. We had limited and diminishing liquidity during the fiscal years ended 1998, 1997 and 1996, and virtually no liquidity at the end of 1999. Our liquidity improved slightly during April of 2000, with the sale of 100,000 shares at $2.00, per share, to a single accredited investor.

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

     Laurencio Jaen O., age 70, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

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

     Wendy Paige (Director, Acting President) is the principal of Paige & Co. founded by her in 1997 to provide legal consulting services to Silicon Valley, United Kingdom and European technology companies in the e-Commerce, Internet and New Media markets. From 1994 1997, Ms. Paige was of Counsel with Masons Solicitors, a London law firm where she advised technology clients and Silicon Valley law firms on commercial and technology issues in Europe and the Middle East. She has had extensive in-house international legal and commercial experience with leading technology companies, including United Technologies Corporation, MIPS Computer Systems (later Silicon Graphics, Inc) and VMX, Inc., having specialized in technology licensing and strategic relationships.

     Simon Blackman (Acting Secretary and Treasurer), for the past two years, has been involved in building vertical electronic markets for the civil aerospace and the defense industry sectors. Mr. Blackman also currently operates an independent consultancy advising on security issues relating to communications, computer networks and e-commerce. Prior to being an independent consultant, Mr. Blackman was a Director of Grosvenor Security Consultants Limited (1993 1996) with responsibility for computer and communications security. Mr. Blackman is also a Director of Eurogard Security Group (UK) Limited (since 1997).

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

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner . . . . .  Actual         %         Attributed    %
                                                 Ownership                Ownership
-------------------------------------------------------------------------------------------
Wendy Paige  Acting President . . . . . . . . .         -0-        0.00                0.00
5 Eghams Court
Boston Drive
Bourne End Bucks SL8 5YS
-------------------------------------------------------------------------------------------
Simon Blackman  Acting Secretary and Treasurer.         -0-        0.00                0.00
5 Eghams Court
Boston Drive
Bourne End Bucks SL8 5YS
-------------------------------------------------------------------------------------------
All Officers and Directors as a Group . . . . .           0        0.00                0.00
-------------------------------------------------------------------------------------------
J. Dan Sifford, Jr., Former Officer (1) . . . .   5,000,000       41.99   6,795,000   57.06
3131 Southwest Freeway
Suite 46
Houston, Texas 77098
-------------------------------------------------------------------------------------------
Laurencio Jaen O., Former Officer (1) . . . . .         -0-        0.00   6795,000    57.06
P. O. Box 8807
Panama City 5
Republic of Panama
-------------------------------------------------------------------------------------------
Intrepid International, S.A. (1). . . . . . . .     345,000        2.90   6,795,000   57.06
P. O. Box 8807
Panama City 5
Republic of Panama
-------------------------------------------------------------------------------------------
HJS Financial Services, Inc. (1). . . . . . . .   1,450,000       12.18   7,035,000   59.08
24843 Del Prado #318
Dana Point CA 92629
-----------------------------------------------------------------------
Total Other 5% Owners . . . . . . . . . . . . .   6,795,000       57.06
-----------------------------------------------------------------------
TOTAL ALL AFFILIATES. . . . . . . . . . . . . .   6,795,000       57.06
-----------------------------------------------------------------------
Total Shares Issued and Outstanding . . . . . .  11,908,000      100.00
-----------------------------------------------------------------------


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


 (C) CHANGES IN CONTROL. We have previously disclosed the probability of a change of control in connection with our plan to find an acquisition. No target is presently identified.

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

     Intrepid International, S. A. ("Intrepid Panama") was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, the Intrepid Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Intrepid Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Intrepid Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for the Panama company in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

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

     Laurencio Ja n O., an original incorporator who has served as President and Director of Intrepid Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Panama company, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panama with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panama with its partners and several of its associates holding or having held public office. Teodoro Franco s brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to the Intrepid Panama a wealth of international legal, commercial and diplomatic experience.

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

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biography has been provided in Item 5 above. The officers and directors of Intrepid International, Ltd. (Nevada) ("Intrepid US") are two individuals; Kirt
W. James, and J. Dan Sifford, Jr. Mr. Sifford's biography is found in Item 5 of this part and also follows: He is, Secretary-Treasurer of Intrepid US, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of that original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities, among them: Indiasa Securities Corporation, to structure the financing necessary to facilitate the transactions; Indiasa Aviation Corporation, to serve as an all cargo airline operating large cargo aircraft throughout Latin America; and Overseas Aviation Corporation, to buy, sell, lease and broker aircraft, and to provide services to Indiasa Aviation Corporation and to other airlines. Indiasa, which is the parent company of all the Panamanian companies formed by Mr. Sifford, operates, through its partially owned subsidiary, Robmar International,
S. A., plants in Argentina and Brazil which produce high temperature, high pressure lubricants and sealants. For twelve years ending in 1982, it operated, through its partially owned subsidiaries Indiasa Aviation Corporation and Overseas Aviation Corporation, an all cargo airline based at Miami International Airport and serving points throughout Central and South America and Africa. In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean.

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


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.

  F-99     Audited  Financial  Statements
           for  the  years  ended  December  31,
           1999,  1998,  1997

  F-2      Un-Audited  Financial  Statements
           for the three months and six months ended
           June  30,  2000


 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  None  other.
                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized.

Dated:  August  15,  2000
                                  NETJ.COM CORP

                           (formerly NETBANX.COM CORP)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, LTD.)

                                       by


/s/Wendy Paige              /s/James Melillo
   Wendy Paige      .          James Melillo     .
president/director             Director

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

--------------------------------------------------------------------------------
                                   EXHIBIT F-2

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                 NETJ.COM CORP.
                                 BALANCE SHEETS
                   for the fiscal year ended December 31, 1999
                       and the period ended June 30, 2000

                                                          June 30,
                                                             2000     December 31,
                                                         (Unaudited).     1999
----------------------------------------------------------------------------------

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,484   $         329

Total Current Assets . . . . . . . . . . . . . . . . .      5,484             329
----------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   5,484   $         329
----------------------------------------------------------------------------------
LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $ 493,994   $      59,413

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .    493,994          59,413
----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,908,000 shares,
   and 12,008,000 shares respectively. . . . . . . . .     12,008          11,908

Additional paid-in Capital . . . . . . . . . . . . . .    332,988         132,852

Less: Subscription receivable. . . . . . . . . . . . .       (660)           (660)

Accumulated Surplus (Deficit). . . . . . . . . . . . .   (832,846)       (203,184)

Total Stockholders' Equity . . . . . . . . . . . . . .   (488,510)        (59,084)
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $   5,484   $         329
==================================================================================

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   for the fiscal year ended December 31, 1999
                and for the periods ended June 30, 2000 and 1999

                                                                                                       From
                                                                                                    Inception on
                                    From April      From April    From January    From January    August 24,1995
                                   1, 2000 to.    1, 1999 to      1, 2000 to      1, 1999 to        through
                                     June 30,.     June 30,        June 30,        June 30,         June 30,
                                      2000          1999            2000            1999              2000
-----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $           0   $         0   $           0   $           0   $             0

Expenses

General and Administrative.       (258,058)       (2,135)       (629,662)         (4,885)         (832,846)

Net Loss from Operations. .       (258,058)       (2,135)       (629,662)         (4,885)         (832,846)
-----------------------------------------------------------------------------------------------------------
Net Income (Loss) . . . . .      ($258,058)      ($2,135)      ($629,662)        ($4,885)        ($832,846)
-----------------------------------------------------------------------------------------------------------
Loss per Share. . . . . . .      ($0.02167)    ($0.00018)      ($0.05288)      ($0.00042)        ($0.08010)
-----------------------------------------------------------------------------------------------------------
Weighted Average
    Shares Outstanding. . .     11,908,000    11,616,200      11,908,000      11,616,200        10,397,042
-----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) for the period from inception of the Development Stage on August 24, 1995, for the fiscal years ended December 31, 1995 through 1999
                       and the period ended June 30, 2000

                                   Additional  Accumulated  Total Stock-
                                   Common      Par          Paid-In        Equity     holders' Equity
                                   Stock       Value        Capital        (Deficit)         (Deficit)
------------------------------------------------------------------------------------------------------
Inception (August 24, 1995) . . .         -0-          -0-           -0-        -0-               -0-

Inception through December
31, 1995: Stock issued for
cash and services . . . . . . . .   6,000,000        6,000        (4,800)         0             1,200

Net gain (loss) for year 1995 . .           0            0             0        (80)                0

Balances December 31, 1995. . . .   6,000,000        6,000        (4,800)       (80)            5,920
------------------------------------------------------------------------------------------------------
Net gain (loss) for year 1996 . .           0            0             0       (240)                0

Balances December 31, 1996. . . .   6,000,000        6,000        (4,800)      (320)            5,680
------------------------------------------------------------------------------------------------------
Common Stock issued for cash
     at $0.125 per share. . . . .   5,080,000        5,080       121,920          0                 0

Net gain (loss) for period
     ended December 31, 1997. . .           0            0             0    (92,374)                0

Balances December 31, 1997. . . .  11,080,000       11,080       117,120    (92,694)           35,506
------------------------------------------------------------------------------------------------------
Net gain (loss) for period
     ended December 31, 1998. . .           0            0             0    (29,777)                0

Balances December 31, 1998. . . .  11,080,000       11,080       117,120   (122,471)            5,729
------------------------------------------------------------------------------------------------------
Common Stock issued for cash
     at $0.10 per share . . . . .      33,000           33           627          0                 0

Common Stock issued for services.     795,000          795        15,105          0                 0

Net gain (loss) for the year
     ended December 31, 1999. . .           0            0             0    (80,713)                0

Balances December 31, 1999. . . .  11,908,000       11,908       132,852   (203,184)          (58,424)
------------------------------------------------------------------------------------------------------
Common Stock issued for cash
     at $2.00 per share . . . . .     100,000          100       200,136          0                 0

Net gain (loss) for the period
     ended June 30, 2000. . . . .           0            0             0   (629,662)                0
------------------------------------------------------------------------------------------------------
Balances June 30, 2000. . . . . .  12,008,000       12,008       332,988   (832,846)         (487,850)

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                  for the periods ended June 30, 2000 and 1999


                                            From inception on
                                              March 25,1998
                                                 through
                                                 June 30,
                                              2000           1999           2000
--------------------------------------------------------------------------------

Operating  Activities

Net Income (Loss)                         ($258,058)     ($2,135)     ($832,846)

Shares issued for services                        0            0         15,900
Items not effecting cash (organization costs)     0        5,862          6,930
Cash increase from creation
 of account payable                         258,058        3,782        622,345
Cash decrease from reduction of
account payable                            (195,120)           0      (195,120)

Net Cash from Operations                   (195,120)       7,509      (382,791)

Cash Increase (Decrease)                   (195,120)       7,509      (382,791)

Cash infused from sale/issuance
of common stock                             200,275        3,000       434,275
================================================================================
                                                  0       (6,000)      (46,000)

Net increase (decrease) in cash               5,155        4,509         5,484
--------------------------------------------------------------------------------
Beginning Cash                                  329       11,747            -0-
--------------------------------------------------------------------------------
Cash as of Statement Date                    $5,484      $16,256        $5,484
================================================================================


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