Form 10QSB
period 2000-09-30
NETJ COM CORP
filed 2000-11-14
CIK 1094806

--------------------------------------------------------------------------------
                                   Wendy Paige
                                    PRESIDENT
                                 NetJ.com, Corp.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                    FOR THE QUARTER ENDED September 30, 2000

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

Securities  registered  pursuant  to  Section  12(g)  of the Act:     12,008,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 12,008,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ3-00) for the nine and three months ended September 30, 2000.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had identified a probable acquisition target, but that acquisition will not materialize. Our plan for the next twelve months will be to resume and continue our search for an acquisition target.

     CASH REQUIREMENTS. We have not engaged in any material operations or had any significant revenues from operations since inception. Our plan of operation for the next 12 months would be to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture. During the next 12 months, our only foreseeable cash requirements will relate to three areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock, and such expenses as may arise in connection with review and consideration of potential acquisition target. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant and legal and financial reviews. These expenses may be advanced by management or principal stockholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, principals or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If such continued support is not obtained, we would not be able to continue to meet our auditing and reporting requirements and may be forced to withdraw ourselves as a Reporting Company, and would not be entitled to continued quotability on the OTCBB, and we may be unable to continue as a going concern.

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

 (B) RESULTS OF OPERATIONS. The Registrant has had no material operations since inception, losses of $29,777, $92,374 and $240 respectively, for the fiscal years ended 1998, 1997 and 1996, and $80,713 for 1999. We have accumulated a deficit of $1,187,833 as of the date of this report, September 30, 2000.

 3RD QUARTER.                                                                                Inception
                                                                                               May 19,
                                                                                                1999
 Operations                               .  July 1 to Sept 30        January 1 to Sept 30    To Sept 30
                                        2000                   1999       2000     1999         2000
-----------------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .                300                      0        300        0            0
 Total Revenues . . . . .                300                      0        300        0            0
Amortization. . . . . . .                  0                      0          0        0            0
Organization. . . . . . .                  0                      0          0        0            0
General & Administrative.            282,084                  2,135    984,949    4,885    1,188,133
Travel. . . . . . . . . .                  0                      0          0        0            0
Misc. . . . . . . . . . .                  0                      0          0        0            0
 Total Expenses . . . . .            282,084                  2,135    984,949    4,885    1,188,133
Net (Loss). . . . . . . .           (281,784)                (2,135)  (984,649)  (4,885)  (1,188,133)


THREE QUARTER
COMPARISONS
 Operations                                         Quarters 2000                    1999
                                   3rd . .        2nd         1st      9 Months    One Year
-------------------------------------------------------------------------------------------
Revenues: . . . . . . . . .  $          300   $       0   $       0   $     300   $      0
 Total Revenues . . . . . .             300           0           0         300          0
Amortization
Organization. . . . . . . .               0           0           0           0       (400)
General and Administrative.        (282,084)   (281,200)   (421,665)   (984,949)   (80,313)
Travel
Misc
 Total Expenses . . . . . .        (282,084)   (281,200)   (421,665)   (984,949)   (80,713)
Net (Loss). . . . . . . . .        (281,784)   (281,200)   (421,665)   (984,649)   (80,713)



     Our expenses recorded a net loss during this third quarter of $281,784, as compared to only $2,135 for the corresponding quarter of 1999. The comparison for the first half was $984,649 to $4,885.

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

 (C) LIQUIDITY. We had limited and diminishing liquidity during the fiscal years ended 1998, 1997 and 1996, and virtually no liquidity following the end of 1999, and currently. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. We have no loan agreements with any officer or director. Foreseeably, in the absence of cash to maintain this company current in required filings, legal, professional expenses, the practice of providing compensation by issuing stock is probable, with the significant exception of our independent auditor, who may not properly be compensated in such a manner. Accordingly, in the absence of corporate liquidity, the principal shareholders is expected to advance those fees which are not appropriate for settlement, compensation or reimbursement in stock. The Principal Shareholders may advance amounts to defer minimal expenses as indicated, but no decision whether or not to settle such advances in stock will be made during the period of uncertainty as to our probable business plan.


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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     2000 STOCK PLAN. On September 14, 2000, the Company adopted the NetJ.com Corp. 2000 Stock Plan for the issuance of up to 3,000,000 shares of the Company's common stock. The shares underlying the options granted in the 2000 Stock Plan have been registered pursuant to the filing of a Registration Statement on Form S-8. Pursuant to the 2000 Stock Plan, options were granted to Directors of the Company, Wendy Paige, Simon Blackman, and James Melillo, in the amounts as shown in the Form S-8 filing which is incorporated herein by reference. (See Notes to the Financial Statements)

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

     Exhibit FQ3-00 Financial Statements (Un-Audited) for the nine and three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  November  14,  2000
                                  NETJ.COM CORP

                          (formerly NETBANX.COM CORP.)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, INC.)
                                       by

/s/Wendy Paige          /s/Simon Blackman
   Wendy  Paige            Simon  Blackman
   president/director      secretary/director



                /s/James Melillo
                   James Melillo
                   Director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ3-00

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                 NETJ.COM CORP.
                                 BALANCE SHEETS
                   For the fiscal year ended December 31, 1999
                     And the period ended September 30, 2000

                                                          September 30,
                                                              2000          December 31,
                                                          (Unaudited).         1999
---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        4,438   $         329
---------------------------------------------------------------------------------------
Total Current Assets . . . . . . . . . . . . . . . . .           4,438             329

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $        4,438   $         329
=======================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $      847,935   $      59,413
---------------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .         847,935          59,413
=======================================================================================
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 11,908,000 shares,
   and 12,008,000 shares respectively. . . . . . . . .          12,008          11,908
Additional paid-in Capital . . . . . . . . . . . . . .         332,988         132,852
Less: Subscription receivable. . . . . . . . . . . . .            (660)           (660)
Accumulated Surplus (Deficit). . . . . . . . . . . . .      (1,187,833)       (203,184)
---------------------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .        (843,497)        (59,084)
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $        4,438   $         329
=======================================================================================

    The accompanying notes are an integral part of these financial statements

                                 NETJ.COM CORP.
                             STATEMENT OF OPERATIONS
                for the periods ended September 30, 2000 and 1999

                                                                                                             From
                                                                                                         Inception on
                                 From July            From July       From January     From January     August 24,1995
                                1, 2000 to.           1, 1999 to       1, 2000 to       1, 1999 to         through
                               September 30,         September 30,    September 30,    September 30,    September 30,
                                   2000                  1999             2000             1999              2000
-----------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $          300   $            0   $          300   $            0   $             0
-----------------------------------------------------------------------------------------------------------------
Expenses

General and Administrative.        (282,084)          (2,135)        (984,949)          (4,885)       (1,188,133)
-----------------------------------------------------------------------------------------------------------------
Net Loss from Operations. .        (281,784)          (2,135)        (984,649)          (4,885)       (1,188,133)

Net Income (Loss) . . . . .       ($281,784)         ($2,135)       ($984,649)         ($4,885)      ($1,188,133)
=================================================================================================================
Loss per Share. . . . . . .       ($0.02364)       ($0.00018)       ($0.08269)       ($0.00042)        ($0.11428)
=================================================================================================================
Weighted Average
    Shares Outstanding. . .      11,922,130       11,616,200       11,908,000       11,616,200        10,397,042
=================================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 NETJ.COM CORP.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
    For the period from inception of the Development Stage on August 24, 1995
            For the fiscal year ended December 31, 1995 through 1999
                     And the period ended September 30, 2000

                                                          Additional    Accumulated
                                   Common      Par          Paid-In       Equity     Subscription
                                   Stock       Value        Capital      (Deficit)    Receivable
-------------------------------------------------------------------------------------------------
Inception (August 24, 1995) . . .         -0-          -0-       -0-          -0-              0

Inception through December
31, 1995: Stock issued for
cash and services . . . . . . . .   6,000,000        6,000    (4,800)           0              0

Net gain (loss) for year 1995 . .           0            0         0          (80)             0
-------------------------------------------------------------------------------------------------
Balances December 31, 1995. . . .   6,000,000        6,000    (4,800)         (80)             0

Net gain (loss) for year 1996 . .           0            0         0         (240)             0
-------------------------------------------------------------------------------------------------
Balances December 31, 1996. . . .   6,000,000        6,000    (4,800)        (320)             0

Common Stock issued for cash
     at $0.125 per share. . . . .   5,080,000        5,080   121,920            0              0

Net gain (loss) for period
     ended December 31, 1997. . .           0            0         0      (92,374)             0

Balances December 31, 1997. . . .  11,080,000       11,080   117,120      (92,694)             0

Net gain (loss) for period
     ended December 31, 1998. . .           0            0         0      (29,777)             0
-------------------------------------------------------------------------------------------------
Balances December 31, 1998. . . .  11,080,000       11,080   117,120     (122,471)             0

Common Stock issued for cash
     at $0.10 per share . . . . .      33,000           33       627            0           (660)

Common Stock issued for services.     795,000          795    15,105            0              0

Net gain (loss) for the year
     ended December 31, 1999. . .           0            0         0      (80,713)             0
-------------------------------------------------------------------------------------------------
Balances December 31, 1999. . . .  11,908,000       11,908   132,852     (203,184)          (660)

Common Stock issued for cash
     at $2.00 per share . . . . .     100,000          100   200,136            0              0

Net gain (loss) for the period
     ended September 30, 2000 . .           0            0         0     (984,649)             0
-------------------------------------------------------------------------------------------------
Balances September 30, 2000 . . .  12,008,000       12,008   332,988   (1,187,833)          (660)
=================================================================================================

    The accompanying notes are an integral part of these financial statements

                                 NETJ.COM CORP.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                For the periods ended September 30, 2000 and 1999

                                                                                               From
                                                                                          Inception on
                                                                                          August 24,1995
                                                                                             through
                                                                    September 30,          September 30,
                                                                2000             1999           2000
-----------------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . .        ($984,649)         ($2,135)   ($1,187,833)

Shares issued for services. . . . . . . . . . . . .                0                0         15,900
Items not effecting cash (amortization) . . . . . .                0              400          1,200
Cash increase from creation of account payable. . .          788,522            3,244        847,935
-----------------------------------------------------------------------------------------------------
Net Cash from Operations. . . . . . . . . . . . . .         (196,127)           1,509       (322,798)

Financing activities:

Cash infused from sale/issuance of common stock . .          200,236            3,000        327,236
-----------------------------------------------------------------------------------------------------
Cash increase (decrease) from financing activities.          200,236            3,000        327,236

Net increase (decrease) in cash . . . . . . . . . .            4,109            4,509          4,438

Beginning Cash. . . . . . . . . . . . . . . . . . .              329           11,747              0

Cash as of Statement Date . . . . . . . . . . . . .  $         4,438   $       16,256   $      4,438
=====================================================================================================

    The accompanying notes are an integral part of these financial statements

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
       December 31, 1999 and the periods ended September 30, 1999 and 2000

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

OPTIONS  TO  PURCHASE  SHARES

Options to purchase shares of the Company's common stock have been granted to Wendy Paige and Simon Blackman for 1,000,000 shares each, and to James Melillo for 250,000 shares at a purchase price of $1.15 per share, in accordance with and subject to the terms and conditions of the NETJ.com 2000 Stock Plan adopted on September 14, 2000. The shares underlying the options have been registered pursuant to a Registration Statement filed on Form S-8. These options are exercisable in whole or in part, and upon payment in cash or cancellation of fees, or other forms of payment acceptable to the Company, to the offices of the Company at 24843 Del Prado, Suite 318, Dana Point, CA 92629. The Options must be exercised by the optionee on or before September 13, 2010.

Unless otherwise set forth in a separate written agreement, in the event that Optionee's employee or consultant status with the Company or any of its subsidiaries ceases or terminates for any reason whatsoever, including, but not limited to, death, disability, or voluntary or involuntary cessation or termination, these Grant of Options shall terminate with respect to any portion of these Grant of Options that has not vested prior to the date of cessation or termination of employee or consultant status, as determined in the sole discretion of the Company. In the event of termination for cause, these Grant of Options shall immediately terminate in full with respect to any un-exercised options, and any vested but un-exercised options shall immediately expire and may not be exercised. Unless otherwise set forth in a separate written agreement, vested options must be exercised within six months after the date of termination (other than for cause), notwithstanding the Expiration Date set forth above.