Form 10KSB
period 2000-12-31
NETJ COM CORP
filed 2001-05-08
CIK 1094806

--------------------------------------------------------------------------------
                                   Wendy Paige
                                    PRESIDENT
                                 NetJ.com, Corp
                           24843 Del Prado, Suite 318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27361

                      for the year ended December 31, 2000


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

Securities  registered pursuant to Section 12(g) of the Act:     Common Stock at
$0.001  par  value


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

As  of  12/31/00

     the aggregate market value of shares held by non-affiliates was approximately $1,431,640 based upon the closing price of $0.28 per share at December 29, 2000.

     the number of shares outstanding of the Registrant's Common Stock was 12,008,000.

                        Exhibit Index is found on page 18

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Business  of  the  Registrant                                       4
      (c)  Search  Resumed                                                     5

Item  2.  Description  of  Property                                            6

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
      (d)  Sales  of  Unregistered  Common  Stock  1999-2000                   8
      (e)  Description  of  Securities                                         8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       10
      (a)  Plan  of  Operation  for  the  Next  Twelve  Months                10
      (b)  Cash  Requirements                                                 10
      (c)  Financial  Condition  and  Results  of  Operations                 11

Item  7.  Financial  Statements                                               14

Item  8.  Changes  In  and  Disagreements  With  Accountants
     on  Accounting  and  Financial  Disclosure                               14

PART  III                                                                     15

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
     Compliance  with  Section  16(a)  of  the  Exchange  Act                 15

Item  10.  Executive  Compensation                                            16

Item  11.  Security  Ownership of Certain Beneficial Owners and Management    16
      (a)  Security  Ownership  of  Certain  Beneficial  Owners               16
      (b)  Security  Ownership  of  Management                                16
      (c)  Changes  in  Control                                               17

Item  12.  Certain  Relationships  and  Related  Transactions                 17

Item  13.  Exhibits,  Financial Statement Schedules, and Reports on Form 8-K  17
      (a)  Financial  Statements                                              17
      (b)  Form  8-K  Reports                                                 17
      (c)  Exhibits                                                           17

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


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. This Corporation NetJ.com (more commonly referred to as "we", "us" or "our") was incorporated in the State of Texas on August 24, 1995, and was reincorporated in the State of Nevada on January 23, 1998, as Professional Recovery Systems, Ltd., with the intent of initiating an agency for the collection of past due accounts, in the medical profession particularly. Shortly following our incorporation, we issued 1,200,000 founders shares, at par value, for organizational costs, to a single Founder, J. Dan Sifford Jr. From July of 1997 through March of 1999, we made four successive private placements, pursuant to Regulation D, Rule 504, as then in force: 1,016,000 shares, at $0.125, to 11 sophisticated investors on about July 7, 1997; 6,600 shares at $0.10 to a single sophisticated investor on or about June 9, 1998; 90,000 shares, for services valued at $9,000.00 to a single financial and corporate services provider on or about January 22, 1999; and 69,000 shares to another financial and corporate services provider, valued at $6,900.00, on or about March 3, 1999. On or about August 1, 1999, we determined that our original business plan was not viable and would not lead to profitability for shareholders.

     On July 16, 1999, the Registrant changed its corporate name to NetBanx.com Corp., and on November 2, 1999, we changed our corporate name again to NetJ.com Corp. No change of control or management, acquisition, or agreement for acquisition, merger or combination accompanied either of these corporate situs or name changes. The second name change was occasioned by the discovery of a conflict with the name of another unrelated company. The transition from Texas to Nevada was occasioned by management's determination that Nevada does not impose a corporate income tax, but only an annual fixed franchise fee.

     On or about July 14, 1999, we directed a five for one forward split of our shares of common stock, issued and outstanding, resulting in a post-split total of 11,908,00 shares issued and outstanding. These Issuances and all issuances to date, with the relevant exemption from Registration, under section 5 of the Securities Act of 1933, are displayed in the following table. Please See Part II, Item 4, for additional information.

     On or about April 25, 2000, the Registrant sold 100,000 shares, pursuant to
Section 4(2)/Rule 506, to a single accredited investor. The investor's accreditation was determined by virtue of income, net worth and previous investing experience.


Issuances/Exemptions . . . . . . . . . . . . .  post        pre-
                                                FORWARD     FORWARD
                                                SPLIT       SPLIT
---------------------------------------------------------------------
Founders shares, at par value, for . . . . . .   6,000,000  1,200,000
organizational costs, to a single Founder, J.
Dan Sifford Jr
[Section 4(2) of the 1933 Securities Act]
---------------------------------------------------------------------
11 sophisticated investors at $0.125 . . . . .   5,080,000  1,016,000
(Rule 504) 7/7/97
---------------------------------------------------------------------
1 sophisticated investor at $0.10. . . . . . .      33,000      6,600
(Rule 504) 6/9/98
---------------------------------------------------------------------
For services valued at $9,000.00 (Rule 504). .     450,000     90,000
1/22/99
---------------------------------------------------------------------
For services valued at $6,900.00 (Rule 504). .     345,000     69,000
3/3/99
---------------------------------------------------------------------
Total Common Stock Issued and Outstanding. . .  11,908,000  2,381,600
---------------------------------------------------------------------
(Before the forward Split of July 14, 1999)
For cash Section 4(2)/Rule 506 (4/25/00) . . .     100,000
---------------------------------------------------------------------
Subtotal Post Reverse: . . . . . . . . . . . .     100,000
---------------------------------------------------------------------
Total Issued and Outstanding December 31,. . .  12,008,000
2000
---------------------------------------------------------------------



     There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     2000 STOCK PLAN. On September 14, 2000, we established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The maximum number of shares available for issuance under the Plan is 9,500,000. As of December 31, 2000, there are 2,250,000 granted at an exercise price of $1.15 per share. The plan expires on September 13, 2005. The shares underlying the options granted in the 2000 Stock Plan have been registered pursuant to the filing of a Registration Statement on Form S-8. Pursuant to the 2000 Stock Plan, options were granted to Directors of the Company, Wendy Paige, Simon Blackman, and James Melillo. More information is provided in Item 6 (Management's Discussion) and Item 10 (Executive Compensation).


 (B) BUSINESS OF THE REGISTRANT. This Company has had no current business for some time. Our business plan has been to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. It has had no day to day operations up to the present time. Its officers and directors have devoted only insubstantial time and attention to our affairs, for the reason that only such attention has been required. We had identified previous possible acquisition targets in news releases during year 2000. None of our possible acquisitions materialized and none are currently pending.

      (1) PREVIOUS ANNOUNCEMENTS. On September 3, 1999, we announced that Netbanx.com (our former name) had entered into an agreement to acquire Western
Connections Ltd. We also announced a "co-terminus deal" to license (Western's) X-Pay billing system. That acquisition and the "co-terminus deal" did not ripen into actual transactions, and negotiations were discontinued.

     On February 17, 2000, we announced (1), that our search for an acquisition continued, and that unspecified negotiations were proceeding, and that no current negotiations indicated a probable target; and (2), we announced a change in management. This change of management was not connected with the failed agreement to acquire Western Connections Ltd., but was the result of the decision by former interim management to retire in favor of the persons more actively engaged in the search for profitable business opportunities for us. The transition was occasioned by a brief interim, in which our Special Securities Counsel was appointed Custodian to receive the resignation of former management and appoint its current Board of Directors. No dispute or disagreement, no hostility or misconduct was associated with these changes. These changes involved no financial issues or changes and had no impact on our financial statements or condition. The purpose of the change of officers was to appoint as Management, the persons actually conducting our search for opportunities in the United Kingdom, and the persons negotiating for our possible acquisition of Global Tote. This change was not opposed by previous management.

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

 (C) SEARCH RESUMED. We have resumed our search for a profitable acquisition. Management has adopted a conservative and patient policy of seeking opportunities of exceptional quality, in management's view, and to accept that it may have to wait longer, as a result, before consummating any transactions to create profitability for its shareholders. Management recognizes that the higher the standards it imposes upon itself, the greater may be it competitive disadvantages with other more attractive acquiring interests or entities. One would expect more competition to acquire higher quality businesses and assets that less desirable opportunities.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: We do not intend to restrict its consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

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

     TRANSACTIONS WITH MANAGEMENT. It is possible our new management will acquire a target business or company in which our present management shareholders, or affiliates, have an ownership interest.

     FINDERS FEES FOR MANAGEMENT. It is possible that finder's fees will be payable to Management in connection with any forseeable reverse acquisition.

(D) FINANCING PLANS. For more information, please see Management's Discussion and Analysis, Item 6, of Part II.

(E) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(F) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. Management, in evaluating market conditions and unsolicited proposals, has formed the estimate that the selection of a business combination is probable within the next twelve months.
There is no compelling reason why this we should be preferred over other reverse-acquisition public corporation candidates. We have no significant pool of cash we can offer and no capital formation incentive for our selection. We have limited shareholder base insufficient for an acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" we are unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive that other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, we has no basis on which to quantify its impression. Our management is not impatient or overly eager to find a business partner and has resolved to allow such time as may be required to find an opportunity of superior value and potential. Notwithstanding the confidence of management in its knowledge and skill, there can be no assurance that this issuer will prove competitively attractive to the kinds of transactions it seeks.

(G)  EMPLOYEES.  We  have  no  employees, other than our Officers and Directors.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephones of our officers, consultants and attorneys. We have no assets, property or business. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Registration Statement and the accompanying financial statements, and reviewing possible acquisitions. These uses have had the positive impact of relieving us from the burden of maintaining non-productive assets. Please see Item 12 (Relationships and Transactions) for more information.

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


             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Registrant is quoted Over the Counter on the Bulletin Board ("OTCBB"). There was no substantial market activity before December 1998. Based upon standard reporting sources, the following information is provided:

period .        high bid     low bid      period    high bid  low bid
-----------------------------------------------------------------------
3rd 1998  N/A       N/A      2nd 1999     5.375      2.00
4th 1998           3.25      3.00        3rd 1999   3.88     0.84
-----------------------------------------------------------------------
1st 1999           4.25      2.00        4th 1999   8.00     3.60
-----------------------------------------------------------------------
period .        high bid    low bid       period    high bid  low bid
-----------------------------------------------------------------------
1st 2000           8.90      1.20        3rd 2000   3.00     0.90
-----------------------------------------------------------------------
2nd 2000           5.70      1.50        4th 2000  1.375     0.25
-----------------------------------------------------------------------



     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of this information is commercial internet reporting services: BigCharts.com.
           -------------

 (B) HOLDERS. There are about 47 holders of the common stock of this Registrant.

 (C) DIVIDENDS. No cash dividends have been paid by the Registrant on its common stock or other Stock and no such payment is anticipated in the foreseeable future.

 (D) SALES OF UNREGISTERED COMMON STOCK 1999-2000. On March 3, 1999, we issued 69,000 pre-split (345,000 post-split) shares, pursuant to Rule 504, for Legal, Accounting and Professional services and advances to or for the Registrant, provided by a single financial and corporate service provider. This provider was Intrepid International S.A./ Intrepid International Ltd. The shares were valued at $0.10 per share. On or about April 25, 2000, the Registrant sold 100,000 (post-split) shares, pursuant to Section 4(2)/Rule 506, to a single accredited investor. The investor's accreditation was determined by virtue of income, net worth and previous investing experience.

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

SECONDARY TRADING refers to the marketability to resell the securities in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally "Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates; however, as to shares owned by affiliates, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.


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

OPTIONS AND DERIVATIVE SECURITIES. We have outstanding options or derivative securities. We have shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock, as disclosed herein.

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


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had identified a probable acquisition target, but that acquisition did not materialize. Our plan for the next twelve months will be to resume and continue our search for an acquisition target, to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because we have virtually no resources, management anticipates that to achieve any such acquisition, the Company would be required to issue shares of its common stock as the sole consideration for any such venture.

 (B) CASH REQUIREMENTS. During the next 12 months, our only foreseeable cash requirements will relate to three areas: maintaining the Company in good standing with a valid corporate franchise in the State of Nevada, such expenses as may arise from the effectiveness of this 1934 Act Registration of its common stock, and such expenses as may arise in connection with review and consideration of potential acquisition target. Such expenses would consist of legal and professional fees for preparation and filing reports required under the Securities Exchange Act of 1934, including, at a minimum an annual audit of the financial statements of this Registrant and legal and financial reviews. These expenses may be advanced by management or shareholders as loans to the Company, and may or may not be settled, reimbursed or compensated by the issuance of common stock. Because the Company has not identified any such venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loans, if any, or the amounts of common stock which may be issued, for such services or advances. However, there are no preliminary agreements or understandings with respect to loan agreements or issuances by officers, directors, shareholders or affiliates of the Company, and any such loan or settlement will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. If such continued support is not obtained, we would not be able to continue to meet our auditing and reporting requirements and may be forced to withdraw ourselves as a Reporting Company, and would not be entitled to continued quotability on the OTCBB, and we may be unable to continue as a going concern. Our Independent Auditors Report, for the Company's most recent audited financial statements, mentions: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. It is management's plan to raise additional funds to begin its intended operations, or find an operating company to merge with." We cannot engage in fund-raising activity as a company with no business or substantial assets. Our business plan is indeed to find an acquisition target.


             The Remainder of this Page is Intentionally left Blank

 (C) FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no material operations since inception, and losses for the fiscal years ended 2000, 1999,1998, 1997, 1996 and our partial year of 1995. We have accumulated a deficit of $1,160,922 as of the date of this annual report, December 31, 2000.

Year      Loss
----------------
1995         $80
1996        $240
1997     $92,374
1998     $29,777
1999     $80,713
2000     957,738
----------------
       1,160,922
================


      (1)  FINANCIAL  CONDITION:  BALANCE  SHEET.

Balance Sheet  December 31 . . .        2000       1999       1998
--------------------------------  -----------  ---------  ---------
Cash . . . . . . . . . . . . . .       2,789        329      5,329
Organization costs (net) . . . .           0          0        400
   Total Current Assets. . . . .       2,789        329      5,729
                                  -----------  ---------  ---------
   Total Assets. . . . . . . . .       2,789        329      5,729
                                  -----------  ---------  ---------
Accounts Payable (Related Party)     697,871     29,317          0
                                  ===========  =========  =========
Accounts Payable . . . . . . . .     121,504     30,096          0
   Total Liabilities . . . . . .     819,375     59,413          0
                                  -----------  ---------  ---------
Common Stock . . . . . . . . . .      12,008     11,908     11,080
                                  -----------  ---------  ---------
Paid-in Capital. . . . . . . . .     332,988    132,852    117,120
Less: Subscription Receivable. .        (660)      (660)         0
Deficit Accumulated. . . . . . .  (1,160,922)  (203,184)  (122,471)
   Total Equity. . . . . . . . .    (816,586)   (59,084)     5,729
                                  -----------  ---------  ---------
   Total Liabilities & Equity. .       2,789        329      5,729
                                  -----------  ---------  ---------





      (2) LIQUIDITY. We had limited and diminishing liquidity during the fiscal years ended 1999, 1998, 1997 and 1996, (virtually no liquidity following the end of 1999) with some modest improvement in 2000, resulting from our single private placement. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. We have no loan agreements with any officer or director. Foreseeably, in the absence of cash to maintain this company current in required filings, legal, professional expenses, the practice of providing compensation by issuing stock is probable, with the significant exception of our independent auditor, who may not properly be compensated in such a manner. Accordingly, in the absence of corporate liquidity, the principal shareholders are expected to advance those fees which are not appropriate for settlement, compensation or reimbursement in stock. The principal shareholders may advance amounts to defer minimal expenses as indicated, but no decision whether or not to settle such advances in stock will be made during the period of uncertainty as to our probable business plan.

     Our independent auditor has indicated the following material notes to our financial statements:

     (Note 1-Organization costs) In 1995, Organization costs were paid be shareholders and exchanged for 6,000,000 shares of common stock at par value of $1,200. These costs were amortized originally, but have been expensed completely in 1999, due to a change in accounting policy.

     (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

     (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

     (Note 4-Related Party Transactions) During 1999, we issued 345,000 shares of common stock to Intrepid International Ltd. for legal services rendered, and 450,000 shares to HJS Financial Services, Inc. for accounting and financial consulting services and reimbursements. Both consultants are related to each other by a common director. During 2000 and 1999, we incurred consulting fees of $177,023 and $34,318, respectively, to Intrepid International. During 2000 and 1999, $76,000 and $5,000, respectively, was paid in consulting fees to Intrepid International. An officer of Intrepid International also serves as an officer of our corporation in 1999. During 2000, we incurred professional fees of $637,434 payable to Paige & Co. During 2000, $100,000 was paid to Paige & Co. During 2000, an officer of Paige and Co. served as an officer of our corporation.

      (3) RESULTS OF OPERATIONS. We have had no material operations since inception, and losses for the fiscal years ended 2000, 1999,1998, 1997, 1996 and from inception.

 Operations:  December 31 .                           One Year Audited            From
                                                                               Inception
                                                                              August 24,
                                                                                 1995
                                          2000          1999          1998    Cumulative
-----------------------------------------------------------------------------------------
Revenues. . . . . . . . . .                  0             0             0             0
 Total Revenues:. . . . . .  $               0   $         0   $         0   $      0.00
                             ------------------  ------------  ------------  ------------

General & Administrative. .           (957,738)      (80,713)      (29,777)   (1,160,922)
   Total Expenses . . . . .           (957,738)      (80,713)      (29,777)   (1,160,922)
                             ------------------  ------------  ------------  ------------
      Net Operating Loss. .           (957,738)      (80,713)      (29,777)   (1,160,922)
                             ------------------  ------------  ------------
Net Income (Loss) per share               (.08)         (.01)         (.00)         (.12)
                             ==================  ============  ============  ============
Weighted Average shares . .         11.966,333    11,701,000    11,080,000    10,143,438

     (Note 7-General and Administrative) These expenses are detailed as follows:


general and . . .              December 31
Administrative

                          2000    1999    1998
                   -----------  ------  ------
Amortization. . .            0     400     280
Professional Fees      957,738  80,313  28,395
Miscellaneous . .            0       0   1,102
   Total. . . . .      957,738  80,713  29,777
                   -----------  ------  ------


     Our Professional Fees for 2000 include substantial non-recurring matters, including the clearance of our 1934 Act Registration, and with respect to investigation and document preparation of possible acquisitions which did not ripen into actual transactions.

     (Note 8-Employee Stock Option Plan). On September 14, 2000, we established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The exercise price for each option shall be established by the Board of Directors. The maximum number of shares available for issuance under the Plan is 9,500,000. As of December 31, 2000, there are 2,250,000 granted at an exercise price of $1.15 per share. The options expire on September 13, 2005. Per FAST 123, we are not required to recognize compensation upon vesting of options since the exercise price for all options granted were at fair market value on the date of the grant.


                    Options Available  Options      Weighted Average
                    for Grant          Outstanding  Exercise Price
---------------------------------------------------------------------
Options. . . . . .          9,500,000    2,250,000  $            1.15
Exercised. . . . .                  0            0                  0
Canceled/Forfeited                  0            0                  0
---------------------------------------------------------------------
Balances 12/31/00.          9,500,000    2,250,000  $            1.15
                    -----------------  -----------  -----------------


Pro forma information regarding net income and earnings per share is required by SAF 123. This information is required to be determined as if the company had accounted for its employee stock options granted during the year under the fair value method of that statement. The fair value of the options granted in 2000 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (in years)      5

Risk-free interest rate     6.0%

Volatility                   50%

Dividend yield                0%

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting periods: for 2000, Pro Forma Net Income ($957,738); Pro Forma basic earnings per share (0.08). Please see Item 10 (Executive Compensation) for more information.

                         ITEM 7.  FINANCIAL STATEMENTS.

     Our audited financial statements, in complete form, are found as Exhibit FK-00, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations are reproduced substantially in the preceding Item 6, and discussed therein.


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

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons were appointed at the close of 1999, to take office in year 2000, and to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is identified.

     Wendy Paige (Director, Acting President) is the principal of Paige & Co. founded by her in 1997 to provide legal consulting services to Silicon Valley, United Kingdom and European technology companies in the e-Commerce, Internet and New Media markets. From 1994-1997, Ms. Paige was of Counsel with Masons Solicitors, a London law firm where she advised technology clients and Silicon Valley law clients on commercial and technology issues in Europe and the Middle East. She has had in-house international legal and commercial experience with leading technology companies, including United Technologies Corporation, MIPS Computer Systems (later Silicon Graphics, Inc) and VMX, Inc., having specialized in technology licensing and strategic relationships.

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

     James J. Melillo, age 51, serves as a director. He has been the CEO of The Executive Conversation, Inc. ("TEC"), a high technology training and consulting firm since 1996. He is the author of The Executive Conversation, TEC2, and the Channel MBA. He consults and presents to major technology firms approximately 100 days a year before all size audiences. TEC's current clients include Intel, Cisco, Seibel, Oracle, Nortel, Hewlett Packard and Lucent Worldwide. Prior to TEC, he was president of RCL Northwest a regional investment bank and registered broker dealer specializing in mid cap stocks and debt instruments. Projects include assisting with the merger of a third market UK company with a NASD listed firm, raising debt and equity for multiple firms on the West Coast of the United States as well as multiple IPO's. As CFO and a Board Member of National Pizza Company he did one of the first "roll ups" taking this franchise public while negotiating a Reverse Ruling with IRS and creating a tax-free dividend for the founders. He brought the company public and was instrumental in building it into the largest Pizza Hut franchises in the world. He worked for Marion Merrell Dow ($1+billion) as Director for Strategic Planning and Technology Acquisitions. He structured and or negotiated licenses or joint ventures with Dow Meridian Diagnostics (Ohio); Mitsubishi Biologicals (Japan) and Analytic Systems (California). He also worked with the Kansas City Royals (Missouri) and managed a $400,000,000 portfolio for the founder of Marion Laboratories and the owner of the Kansas City Royals Baseball Team. Prior to that he worked for the Boston Consulting Group. His major clients included Smith Kline, OMC/Evinrude, Corning Fiber Optics and Alpha-Philco. Mr. Melillo has a BA in Philosophy from Sarah
Lawrence, an MA-Economics from the University of Pittsburgh, and an MBA from Columbia University. He has lectured on Strategy, Boston Consulting Group, Finance and other topics at Columbia University, Kansas University School of Business, Avila and Rockhurst College.

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

     2000 STOCK PLAN. On September 14, 2000, we established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The maximum number of shares available for issuance under the Plan is 9,500,000. As of December 31, 2000, there are 2,250,000 granted at an exercise price of $1.15 per share. The options expire on September 13, 2005. The shares underlying the options granted in the 2000 Stock Plan have been registered pursuant to the filing of a Registration Statement on Form S-8. Pursuant to the 2000 Stock Plan, options were granted to Directors of the Company, Wendy Paige (1,000,000), Simon Blackman (1,000,000), and James Melillo (250,000) shares.

SUMMARY  COMPENSATION  TABLE


                                                                                            Long Term Compensation
                        Annual Compensation                                              Awards               Payouts
------------------------------------------------------------------------------------------------------------------------------
a                                    b          c              d            e         f          g           h        i
                                                                                            Securities
Name                                                                             Restric-ted   Under-
and                                                                       Other     Stock      lying       LTIP     All  Other
Principal                                    Salary         Bonus        Annual     Awards     Options    Payouts Compen-sation
Position                          Year         ($)           ($)     Compen-sation   ($)       SARs  (#)   ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Wendy Paige. . .                    2000          0            0           0         0   1,000,000           0           0
CEO in 2000. . .                    1999          0            0           0         0           0           0           0
President/Direct                    1998          0            0           0         0           0           0           0
or in 1998-2000
----------------------------------------------------------------------------------------------------------------
Simon. . . . . .                    2000          0            0           0         0   1,000,000        0    0
Blackman
Secretary/
Director
----------------------------------------------------------------------------------------------------------------
James Melillo. .                    2000          0            0           0         0     250,000        0    0
Director


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

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE


 Name and Address of Beneficial Owner . . . . . . .  Actual            %
                                                     Ownership
------------------------------------------------------------------------
Wendy Paige  Acting President/Director. . . . . . .         -0-     0.00
6358 Greengate Drive
Orlando FL 32822
------------------------------------------------------------------------
Simon Blackman  Acting Secretary/Treasurer/Director         -0-     0.00
37 Jermyn Street
London W1 England
------------------------------------------------------------------------
James J. Melillo. . . . . . . . . . . . . . . . . .         -0-      -0-
1421 34th ave
Madrona Plaza
Seattle WA 98122 Director
------------------------------------------------------------------------
All Officers and Directors as a Group . . . . . . .           0     0.00
------------------------------------------------------------------------
Total Shares Issued and Outstanding . . . . . . . .  12,008,000   100.00
------------------------------------------------------------------------



 (C) CHANGES IN CONTROL. We have previously disclosed the probability of a change of control in connection with our plan to find an acquisition. No target is presently identified.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have executed a financial services consulting agreement with Intrepid International, Ltd., a Nevada corporation, dated April 3, 2000, to provide a wide range of financial consulting services including coordination of public relations, shareholder relations, audit coordination, certificate and transfer coordination, coordination of relationships with market-makers and broker-dealers and to provide the services of its counsel as Special Securities Counsel with limited authority. Intrepid is a shareholder of our corporation, having received shares for services (in lieu of cash) in prior years.

     We have executed a legal services agreement with Paige & Co., a law firm located at 5 Eghams Court, Boston Drive, Borne End, Bucks SL8 5YS, England. Wendy Paige of the firm is acting President and Director of our corporation. She is the founder and principal of Paige & Co., which firm was retained to provide legal services in connection with the day-to-day operation of NetJ, including preparation of legal documents and work associated with investigating and performing due diligence of acquisition targets. Paige & Co. has not performed any legal services under this agreement since September 30, 2000.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. FK-00 Audited Financial Statements for the years ended December 31, 2000, 1999, 1998 and from inception.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  None  other.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized.

                               Dated: May 1, 2001


                                  NETJ.COM CORP

                           (formerly NETBANX.COM CORP)
                 (formerly PROFESSIONAL RECOVERY SYSTEMS, LTD.)

                                       by


/S/Wendy  Paige              /s/Simon  Blackman          /s/James  Melillo
   Wendy  Paige                 Simon  Blackman             James  Melillo
acting  president/director  acting  secretary/Treasurer     Director
                            Director

                                       19


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED

                        DECEMBER 31, 2000, 1999, AND 1998
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                  NETJ.COM CORP
                           (formerly NetBanx.com Corp)
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                                       21


                                 C O N T E N T S



Independent  Auditors'  Report                                   23

Balance  Sheets                                                  24

Statements  of  Operations                                       25

Statements  of  Stockholders'  Equity                            26

Statements  of  Cash  Flows                                      27

Notes  to  the  Financial  Statements                            28

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of NetJ.Com Corp

We have audited the accompanying balance sheets of NetJ.Com Corp (formerly NetBanx.com Corp) (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and from inception on August 24, 1995 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetJ.Com Corp (formerly NetBanx.com Corp) (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 and from inception on August 24, 1995 through
December  31,  2000 in conformity with generally accepted accounting principles.

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



/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
April  4,  2001

                                  NETJ.COM CORP
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                                       December 31,
                                                 2000               1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                        $     2,789          $     329
                                               -------------------------------
Total  Current  Assets                               2,789                329
                                               -------------------------------
      Total  Assets                            $     2,789          $     329
                                               -------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts Payable-Related Party              $   697,871         $   29,317
   Accounts  Payable                               121,504             30,096
                                               -------------------------------
Total  Current  Liabilities                        819,375             59,413
                                               -------------------------------
Stockholders'  Equity
   Common  Stock,  authorized  100,000,000
     shares  of  $.001  par  value,  issued  and
     outstanding  12,008,000  and  11,908,000
     shares  respectively                           12,008             11,908
   Additional  Paid  in  Capital                   332,988            132,852
   Less:  Subscriptions  receivable                   (660)              (660)
   Deficit  Accumulated  During  the
     Development  Stage                         (1,160,922)          (203,184)
                                               -------------------------------
Total  Stockholders'  Equity                      (816,586)           (59,084)
                                               -------------------------------
Total Liabilities and Stockholders' Equity     $     2,789          $     329
                                               ===============================

    The accompanying notes are an integral part of these financial statements

                                  NETJ.COM CORP
                          (a Development Stage Company)
                            Statements of Operations

                                                                              August  24,
                                                                           1995  (inception
                                                                                of  the
                                                                              development
                                                                              stage)  to
                                  For the years ended December 31,           December 31,
                               2000              1999           1998             2000
-------------------------------------------------------------------------------------------

Revenues:                  $          0      $         0     $          0   $           0

Expenses:
General & Administrative       (957,738)         (80,713)         (29,777)     (1,160,922)
                           ---------------------------------------------------------------
   Total  Expenses             (957,738)         (80,713)         (29,777)     (1,160,922)
                           ---------------------------------------------------------------
Net  (Loss)               $    (957,738)     $   (80,713)    $    (29,777)  $  (1,160,922)
                           ===============================================================
Net  Loss Per Share       $       (0.08)     $     (0.01)    $      (0.00)  $       (0.12)
                           ===============================================================
Weighted average
shares outstanding           11,966,333       11,701,000       11,080,000      10,143,438
                           ===============================================================

    The accompanying notes are an integral part of these financial statements

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                 Additional         Deficit
                                                                   Paid-in       Accumulated
                                                                   Capital       During  the
                                          Common  Stock         (Discount on     Development
                                     Shares          Amount         Stock)         Stage
----------------------------------------------------------------------------------------------

Balance at beginning of development
 stage-August 24, 1995                    0     $          0     $         0    $          0

Shares issued for
organizational costs              6,000,000            6,000          (4,800)              0

Net  loss  December  31,  1995            0                0               0             (80)
                                -------------------------------------------------------------
Balance,  December  31,  1995     6,000,000            6,000          (4,800)            (80)

Net  loss December 31, 1996               0                0               0            (240)
                                -------------------------------------------------------------
Balance,  December  31,  1996     6,000,000            6,000          (4,800)           (320)

July  15, 1997-issued
at $.025 per share                5,080,000            5,080         121,920               0

Net  loss  December  31,  1997            0                0               0         (92,374)
                                -------------------------------------------------------------
Balance,  December  31,  1997    11,080,000           11,080         117,120         (92,694)

Net loss December 31, 1998                0                0               0         (29,777)
                                -------------------------------------------------------------
Balance, December 31, 1998       11,080,000           11,080         117,120        (122,471)

Shares issued for cash
at $.02 per share                    33,000               33             627               0

Shares issued for services
at $.02 per share                   795,000              795          15,105               0

Net loss December 31, 1999                0                0               0         (80,713)
                                -------------------------------------------------------------
Balance, December 31, 1999       11,908,000           11,908         132,852        (203,184)

Shares issued for cash
at $2.00 per share                  100,000              100         200,136               0

Net loss December 31, 2000                0                0               0        (957,738)
                                -------------------------------------------------------------
Balance, December 31, 2000       12,008,000     $     12,008   $     332,988   $  (1,160,922)
                                =============================================================

    The accompanying notes are an integral part of these financial statements

                                  NETJ.COM CORP
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                                                 August  24,
                                                                              1995  (inception
                                                                                  of  the
                                                                                 development
                                                                                 stage)  to
                                        For the years ended December 31,        December 31,
                                      2000           1999            1998           2000
----------------------------------------------------------------------------------------------

Cash  Flows  form  Operating
 Activities

     Net  loss               $    (957,738)  $    (80,713)   $    (29,777)    $    (1,160,922)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations
Shares  issued  for  services            0         15,900               0              15,900
     Amortization                        0            400             240               1,200
     Increase  in payables         759,962         59,413               0             819,375
                            ------------------------------------------------------------------
Net  Cash  Flows  used  in
 Operating Activities            (197,776)         (5,000)        (29,537)           (324,447)
                            ------------------------------------------------------------------
Cash  Flows  from  Investment
 Activities:                            0               0               0                   0

Cash  Flows  from  Financing
 Activities:
      Issuance  of  stock         200,236               0               0             327,236
                            ------------------------------------------------------------------
Net increase (decrease) in cash     2,460          (5,000)        (29,537)              2,789

Cash,  beginning  of  year            329           5,329          34,866                   0
                            ------------------------------------------------------------------
Cash,  end  of year          $      2,789     $       329     $     5,329     $         2,789
                            ==================================================================
Supplemental  Cash  Flow  Information
   Cash  Paid  for:
     Interest                $          0     $         0     $         0     $             0
     Taxes                   $          0     $         0     $         0     $             0

Non-Cash Financing Transaction:
Stock issued for services    $          0     $    15,900     $         0     $        15,900

    The accompanying notes are an integral part of these financial statements

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                            December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

NetJ.Com Corp ("the Company")(formerly NetBanx.com Corp), was originally incorporated in Texas on August 24, 1995. On January 23, 1998, the Company reincorporated in the State of Nevada. On July 16, 1999, the Company changed it's name to NetBanx.com Corp and on November 2, 1999 changed it's name to NetJ.com Corp. The Company is currently inactive and is searching for a viable business combination or operations.

     b.  Accounting  Method

The  Company  recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                 Income  (loss)        Shares         Per-Share
                                   (Numerator)      (Denominator)       Amount
                               -------------------------------------------------
For the year ended December 31, 2000
Basic EPS
Income (loss) to
common stockholders            $      (957,738)      11,966,333         $(0.08)
                               =================================================

For the year ended December 31, 1999
Basic EPS
Income (loss) to
common stockholders            $       (80,713)      11,701,000         $(0.12)
                               ================================================


     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,160,922 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.
                                     December 31,
                              2000               1999
                         --------------------------------
Deferred  tax  asset:
NOL carrryforward        $     395,000       $     69,080
Valuation  allowance          (395,000)           (69,080)
                         ---------------------------------
     Total               $           0       $          0
                         =================================

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     f.   Organization  Costs

In 1995, Organization costs were paid by shareholders and exchanged for 6,000,000 shares of common stock having a par value of $1,200. These costs were being amortized over a period of 60 months, but have been expensed completely in 1999, due to a change is accounting policy.

NOTE  2  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue searching for a viable business combination to enter into. Funds will be provided by shareholders to cover the expenses of registering the Company with the SEC and other administrative expenses, until a merger candidate is located.

NOTE  3  -  Development  Stage  Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

During  1999,  the  Company  issued  345,000  shares of common stock to Intrepid
International Ltd for legal services rendered, and 450,000 shares to HJS Financial Services, Inc. for accounting and financial consulting services. Both companies are affiliates and employers of J. Dan Sifford Jr., an officer of the Company.

     During 2000 and 1999, the Company incurred consulting fees of $177,023 and $34,318, respectively, payable to Intrepid International. During 2000 and 1999, $76,000 and $5,000, respectively, was paid in consulting fees to Intrepid International. An officer of Intrepid International also serves as an officer of the Company.

     During 2000, the Company incurred professional fees of $637,434 payable to Paige & Company. During 2000, $100,000 was paid to Paige & Company. An officer of Paige & Company also serves as an officer of the Company.

NOTE  5  -  Stockholders'  Equity

In August 1995, the Company issued 6,000,000 shares of stock at $.0002 per share to the Company's founder an President J. Dan Sifford, Jr., for organization costs valued at $1,200.

In July 1997, the Company issued 5,080,000 shares at $.025 per share to private investors for cash of $127,000.

During 1999, the Company also issued 33,000 shares of common stock at $.02 per share for a subscription receivable of $660.

During 1999, the Company issued 795,000 shares of common stock at $.02 per share to companies

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                           December 31, 2000 and 1999

NOTE  5  -  Stockholders'  Equity  (Continued)

     affiliated with J. Dan Sifford Jr. the President of the Company, for services valued and invoiced in the amount of $15,900 (see Note 4).

     In May 2000, the Company issued 100,000 shares at $2.00 per share to private investors for cash of $200,236.

All stock issuances to date have been valued at the market value of the consideration received. The value of the Company's common stock is less determinable due to its thinly traded nature.

NOTE  6  -  Stock  Split

During 1999, the board of directors authorized a five for one stock split. These financial statements have retroactively restated to reflect the split.

NOTE  7  -  General  and  Administrative  Expenses

General  and  administrative  expenses  are  as  follows:
                                                       December  31,
                                             2000        1999          1998
            -------------------------------------------------------------------
     Amortization                               0           400           280
     Professional  Fees                   957,738        80,313        28,395
     Miscellaneous                              0             0         1,102
                                       ---------------------------------------
                                          957,738        80,713        29,777
                                       =======================================

NOTE  8  -  Employee  Stock  Option  Plan

          On September 14, 2000 the Company established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The exercise price for each option shall be established by the Company's Board of Directors.

     The maximum number of shares of common stock available for issuance under the plan is 9,500,000. As of December 31, 2000, there are 2,250,000 stock options granted and vested at an exercise price of $1.15 per share. The options expire on September 13, 2005. Per FASB 123, the Company is not required to recognize compensation when the options vest since exercise price for all the options granted were at fair market value on the date of the grant.

     A  summary  of  the  option  activity  follows:

                      Options Available        Options         Weighted Average
                          For  Grant         Outstanding         Exercise Price
--------------------------------------------------------------------------------
     Granted                9,500,000           2,250,000            $    1.15
     Exercised                      0                   0                    0
     Canceled/Forfeited             0                   0                    0
     Balances  12/31/00     9,500,000           2,250,000            $    1.15

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                            December 31, 2000 and 1999

NOTE  8  -  Employee  Stock  Option  Plan  (Continued)

     Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the company had accounted for its employee stock options granted during the year under the fair value method of that statement. The fair value of options granted in 2000 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

          Expected  life  (in  years)               5
          Risk-free  interest  rate               6.0%
          Volatility                               50%
          Dividend  yield                           0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                             2000
                                    -------------------
     Pro  forma  net  income              $   (957,738)
     Pro forma basic earnings per share   $       (.08)

