Form 10QSB
period 2001-03-31
NETJ COM CORP
filed 2001-05-29
CIK 1094806

--------------------------------------------------------------------------------
                                   Wendy Paige
                                    PRESIDENT
                                 NetJ.com, Corp
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2001

[  ]  TRANSITIONAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT


                         Commission File Number: 0-27361


                                  NETJ.COM CORP
        (Exact name of small business issuer as specified in its charter)

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

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of May 21, 2001, 12,008,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

         The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                 NETJ.COM CORP.
                                 BALANCE SHEETS
                    For December 31, 2000 and March 31, 2001

                                                           March 31,     December 31,
                                                             2001            2000
                                                        ------------  --------------
                                                         (Unaudited)
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,773   $       2,789
Total Current Assets . . . . . . . . . . . . . . . . .        2,773           2,789
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $     2,773   $       2,789
                                                        ============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable - Related Party . . . . . . . . . . .  $   697,871   $     697,871
Accounts payable . . . . . . . . . . . . . . . . . . .      132,203         121,504
                                                        ------------  --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      830,074         819,375
                                                        ============  ==============
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 12,008,000 shares,
   and 12,008,000 shares respectively. . . . . . . . .       12,008          12,008
Additional paid-in Capital . . . . . . . . . . . . . .      332,988         332,988
Less: Subscription receivable. . . . . . . . . . . . .         (660)           (660)
Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,171,637)     (1,160,922)
                                                        ------------  --------------
Total Stockholders' Equity . . . . . . . . . . . . . .     (827,301)       (816,586)
                                                        ------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $     2,773   $       2,789
                                                        ============  ==============

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    From
                                                                Inception on
                                From January   From January    August 24,1995
                                1, 2000 to.     1, 2000 to         through
                                  March 31,      March 31,        March 31,
                                   2001            2000              2001
                             --------------  --------------  ----------------
Revenues. . . . . . . . . .  $           0   $           0   $             0
                             --------------  --------------  ----------------
Expenses
General and Administrative.        (10,715)       (421,665)       (1,171,637)
                             --------------  --------------  ----------------
Net Loss from Operations. .        (10,715)       (421,665)       (1,171,637)
Net Income (Loss) . . . . .       ($10,715)      ($421,665)      ($1,171,637)
                             ==============  ==============  ================
Loss per Share. . . . . . .      ($0.00089)      ($0.03541)        ($0.11269)
                             ==============  ==============  ================
Weighted Average
    Shares Outstanding. . .     12,008,000      11,908,000        10,397,042
                             ==============  ==============  ================

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                        STATEMENTS OF STOCKHOLERS' EQUITY
   For the period from inception of the Development Stage on August 24, 1995,
            For the fiscal year ended December 31, 1995 through 2000
                     And for the period ended March 31, 2001

                                   Additional   Accumulated
                                   Common       Par          Paid-In   Equity       Subscription
                                   Stock        Value        Capital     (Deficit)  Receivable
                                   -----------  -----------  --------  -----------  -------------

Inception (August 24, 1995) . . .          0            $0       $0           $0             $0

Inception through December
31, 1995: Stock issued for
cash and services . . . . . . . .   6,000,000         6,000   (4,800)           0              0

Net gain (loss) for year 1995 . .           0             0        0          (80)             0
                                   -----------  -----------  --------  -----------  -------------
Balances December 31, 1995. . . .   6,000,000         6,000   (4,800)         (80)             0
Net gain (loss) for year 1996 . .           0             0        0         (240)             0
                                   -----------
Balances December 31, 1996. . . .   6,000,000         6,000   (4,800)        (320)             0
Common Stock issued for cash
     at $0.125 per share. . . . .   5,080,000         5,080  121,920            0              0
Net gain (loss) for year 1997 . .           0             0        0      (92,374)             0
Balances December 31, 1997. . . .  11,080,000        11,080  117,120      (92,694)             0
Net gain (loss) for year 1998 . .           0             0        0      (29,777)             0
                                   -----------  -----------  --------  -----------  -------------
Balances December 31, 1998. . . .  11,080,000        11,080  117,120     (122,471)             0
Common Stock issued for cash
     at $0.10 per share . . . . .      33,000            33      627            0           (660)
Common Stock issued for services.     795,000           795   15,105            0              0
Net gain (loss) for year 1999 . .           0             0        0      (80,713)             0
                                   -----------  -----------  --------  -----------  -------------
Balances December 31, 1999. . . .  11,908,000        11,908  132,852     (203,184)          (660)
Common Stock issued for cash
     at $2.00 per share . . . . .     100,000           100  200,136            0              0
Net gain (loss) for year 2000 . .           0             0        0     (957,738)             0
                                   -----------  -----------  --------  -----------  -------------
Balances December 31, 2000. . . .  12,008,000        12,008  332,988   (1,160,922)          (660)
Net gain (loss) for the period. .           0             0        0      (10,715)             0
                                   -----------  -----------  --------  -----------  -------------
Balances March 31, 2001 . . . . .  12,008,000        12,008  332,988   (1,171,637)          (660)
                                   ===========  ===========  ========  ===========  =============

   The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                       STATEMENT OF CASH FLOWS (Unaudited)
                  For the periods ended March 31, 2000 and 2001

                                                                                           From
                                                                                        Inception on
                                                        From January   From January    August 24,1995
                                                        1, 2000 to.    1, 2000 to         through
                                                          March 31,     March 31,        March 31,
                                                            2001          2000             2001
                                                     --------------  --------------  ----------------
Operating Activities
Net Income (Loss) . . . . . . . . . . . . . . . . .       ($10,715)      ($421,665)      ($1,171,637)
Shares issued for services. . . . . . . . . . . . .              0               0            15,900
Items not effecting cash (amortization) . . . . . .              0               0             1,200
Cash increase from creation of account payable. . .         10,699         421,665           830,074
                                                     --------------  --------------  ----------------
Net Cash from Operations. . . . . . . . . . . . . .            (16)              0          (324,463)
Financing activities:
Cash infused from sale/issuance of common stock . .              0               0           327,236
                                                     --------------  --------------  ----------------
Cash increase (decrease) from financing activities.              0               0           327,236
Net increase (decrease) in cash . . . . . . . . . .            (16)              0             2,773
Beginning Cash. . . . . . . . . . . . . . . . . . .          2,789             329                 0
Cash as of Statement Date . . . . . . . . . . . . .  $       2,773   $         329   $         2,773
                                                     ==============  ==============  ================

   The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                 March 31, 2001

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our recently filed annual report on Form 10-KSB, Item 6 of Part II of that form.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since our inception August 24, 1995.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  21,  2001
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige              /s/Simon  Blackman                /s/James  Melillo
   Wendy  Paige                 Simon  Blackman                   James  Melillo
   acting  president/           acting  secretary/Treasurer/      Director
   director                     director

