Form 10QSB
period 2001-06-30
NETJ COM CORP
filed 2001-08-30
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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

Registrant's  telephone  number,  including  area  code:         (949)  487-7295

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of June 30, 12,008,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                         NETJ.COM CORP.
                                         BALANCE SHEETS
                            for December 31, 2000 and June 30, 2001

                                                          June 30,         December 31,
                                                            2001               2000
-------------------------------------------------------------------------------------
                                                          (Unaudited)
                                                          ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,773   $     2,789
  Pre-paid professional fees . . . . . . . . . . . . . .      100,000
                                                          ------------
Total Current Assets . . . . . . . . . . . . . . . . . .      102,773         2,789
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   102,773   $     2,789
                                                          ============  ============
      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable - Related Party . . . . . . . . . . .  $   697,871   $   697,871
  Note payable . . . . . . . . . . . . . . . . . . . . .      125,000
  Accounts payable . . . . . . . . . . . . . . . . . . .      112,478       121,504
                                                          ------------  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .      935,349       819,375
                                                          ============  ============
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 12,008,000 shares,
     and 12,008,000 shares respectively. . . . . . . . .       12,008        12,008
  Additional paid-in Capital . . . . . . . . . . . . . .      332,988       332,988
  Less: Subscription receivable. . . . . . . . . . . . .         (660)         (660)
  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,176,912)   (1,160,922)
                                                          ------------  ------------
Total Stockholders' Equity . . . . . . . . . . . . . . .     (832,576)     (816,586)
                                                          ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $   102,773   $     2,789
                                                          ============  ============

                          The accompanying notes are an integral part
                                 of these financial statements.

                                                     NETJ.COM CORP.
                                              (A Development Stage Company)
                                                 Statement of Operations
                                                       (Unaudited)

                                                                                         From
                                                                                     Inception on
                               From April     From April  From January  From January August 24,1995
                               1, 2000 to    1, 2000 to  1, 2000 to     1, 2000 to      through
                                June 30,      June 30,     June 30,       June 30,     June 30,
                                 2001          2000          2001          2000          2001
                             ------------  ------------  ------------  ------------  ------------
Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $       -0-
                             ------------  ------------  ------------  ------------  ------------
Expenses
General and Administrative.       (5,275)     (421,665)      (15,990)     (702,865)   (1,176,912)
                             ------------  ------------  ------------  ------------  ------------
Net Loss from Operations. .       (5,275)     (421,665)      (15,990)     (702,865)   (1,176,912)
Net Income (Loss) . . . . .  $    (5,275)  $  (421,665)  $   (15,990)  $  (702,865)  $(1,176,912)
                             ============  ============  ============  ============  ============
Loss per Share. . . . . . .  $  (0.00044)  $  (0.03541)  $  (0.00133)  $  (0.05902)  $  (0.11320)
                             ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . .   12,008,000    11,908,000    12,008,000    11,908,000    10,397,042
                             ============  ============  ============  ============  ============

         The accompanying notes are an integral part of these financial statements.

                                           NETJ.COM CORP.
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                       for the period from inception of the Development Stage on
                                            August 24, 1995,
                      for the fiscal years ended December 31, 1995 through 2000
                               and for the period ended June 30, 2001

                                                       Additional  Accumulated
                                     Common      Par     Paid-In      Equity     Subscription
                                     Stock      Value    Capital    (Deficit)     Receivable
                                   ----------  -------  ---------  ------------  ------------
Inception (August 24, 1995) . . .         -0-  $   -0-  $    -0-   $       -0-   $       -0-
Inception through December
31, 1995: Stock issued for
cash and services . . . . . . . .   6,000,000    6,000    (4,800)            0             0
Net gain (loss) for year 1995 . .           0        0         0           (80)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1995. . . .   6,000,000    6,000    (4,800)          (80)            0
Net gain (loss) for year 1996 . .           0        0         0          (240)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1996. . . .   6,000,000    6,000    (4,800)         (320)            0
Common Stock issued for cash
     at $0.125 per share. . . . .   5,080,000    5,080   121,920             0             0
Net gain (loss) for year 1997 . .           0        0         0       (92,374)            0
Balances December 31, 1997. . . .  11,080,000   11,080   117,120       (92,694)            0
Net gain (loss) for year 1998 . .           0        0         0       (29,777)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1998. . . .  11,080,000   11,080   117,120      (122,471)            0
Common Stock issued for cash
     at $0.10 per share . . . . .      33,000       33       627             0          (660)
Common Stock issued for services.     795,000      795    15,105             0             0
Net gain (loss) for year 1999 . .           0        0         0       (80,713)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1999. . . .  11,908,000   11,908   132,852      (203,184)         (660)
Common Stock issued for cash
     at $2.00 per share . . . . .     100,000      100   200,136             0             0
Net gain (loss) for year 2000 . .           0        0         0      (957,738)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 2000. . . .  12,008,000   12,008   332,988    (1,160,922)         (660)
Net gain (loss) for the period. .           0        0         0       (15,990)            0
                                   ----------  -------  ---------  ------------  ------------
Balances June 30, 2001. . . . . .  12,008,000   12,008   332,988    (1,176,912)         (660)
                                   ==========  =======  =========  ============  ============

                             The accompanying notes are an integral part
                                   of these financial statements.

                                           NETJ.COM CORP.
                                 STATEMENT OF CASH FLOWS (UNAUDITED)
                            for the periods ended June 30, 2000 and 2001

                                                                                   From
                                                                                Inception on
                                                   From January   From January  August 24,1995
                                                     1, 2000 to  1, 2000 to       through
                                                      June 30,    June 30,        June 30,
                                                        2001        2000            2001
------------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss) . . . . . . . . . . . . . . . . .  $ (15,990)  $(421,665)  $(1,176,912)
Shares issued for services. . . . . . . . . . . . .          0           0        15,900
Items not effecting cash (amortization) . . . . . .          0           0         1,200
Cash increase from creation of account payable. . .     15,974     421,665       835,349
                                                     ----------  ----------  ------------
Net Cash from Operations. . . . . . . . . . . . . .        (16)          0      (324,463)
Financing activities:
Cash infused from note payable. . . . . . . . . . .    125,000           0       125,000
Prepayment of professional fees . . . . . . . . . .   (100,000)          0      (100,000)
Reduction of accounts payable . . . . . . . . . . .    (25,000)          0       (25,000)
Cash infused from sale/issuance of common stock . .          0           0       327,236
                                                     ----------  ----------  ------------
Cash increase (decrease) from financing activities.          0           0       327,236
Net increase (decrease) in cash . . . . . . . . . .        (16)          0         2,773
Beginning Cash. . . . . . . . . . . . . . . . . . .      2,789         329           -0-
Cash as of Statement Date . . . . . . . . . . . . .  $   2,773   $     329   $     2,773
                                                     ==========  ==========  ============

                          The accompanying notes are an integral part
                                 of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                  June 30, 2001

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

POSSIBLE  ACQUISITION

The Company is engaged in negotiations for the acquisition of Genosys Technology Management, Inc. Genosys, based in New York, NY, is in the business of monitoring and managing networks and information systems. The consideration for the acquisition will be limited to the issuance of common stock. As of this filing, no definitive agreements relating to this acquisition have been signed, but management expects that an acquisition agreement will be signed with the principal shareholders of Genosys and that the proposed acquisition will be closed prior to the end of the third quarter of 2001. There are, however, numerous terms and conditions of this acquisition yet to be negotiated, and therefore this view must be conditioned and qualified by disclosure that no assurance exists that an agreement will in fact be signed, or that the acquisition will in fact close. If and when the transaction closes, or is abandoned, the Company will immediately report all information pertinent to the acquisition, or lack thereof, in a current public filing on Form 8-K.

ACQUISITION  EXPENSES

The analysis of and negotiations for the proposed acquisition of Genosys was and is occasioned by the Company incurring substantial expenses, including attorneys' fees and other professional fees and expenses.

BRIDGE  LOAN

In connection with the proposed acquisition of Genosys, the Company obtained a bridge loan in May, 2001 in the amount of $125,000, bearing interest at the rate of 14% per annum, the principal and interest of which is due upon the earlier of September 28, 2001 or the closing of the acquisition of Genosys. The proceeds of the bridge loan have been used to pay a retainer of $50,000 for legal services provided and to be provided, a retainer of $50,000 for financial advisory services provided and to be provided and $25,000 for the reduction of outstanding invoices for legal and other services previously rendered to the Company. As partial consideration for this bridge loan financing, the Company has issued warrants to the lender for the acquisition of up to 100,000 shares of its common stock at an exercise price of $0.10 per share.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our recently filed annual report on Form 10-KSB, Item 6 of Part II of that form; except as follows:

     POSSIBLE ACQUISITION. We are in negotiations for the acquisition of Genosys Technology Management, Inc., based in New York, in the business of monitoring and managing networks and information systems. As of this filing, we expect that an acquisition agreement will be signed with Genosys and its principal shareholders and that the proposed acquisition will close. There are, however, numerous terms and conditions of the acquisition yet to be negotiated, and therefore this view must be conditioned and qualified by disclosure that no assurance exists that an agreement will in fact be signed, or that the acquisition will in fact close. If and when the transaction closes, or is abandoned, we will immediately report all appropriate information by public filing.

     ACQUISITION EXPENSES. In analyzing and negotiating the proposed acquisition of Genosys, we have incurred substantial expenses, including legal and other professional fees and expenses.

     BRIDGE LOAN. In connection with the proposed acquisition of Genosys, we obtained a bridge loan of $125,000, bearing interest at the rate of 14% per annum. The proceeds of the bridge loan have been used to pay in part certain expenses we incurred in analyzing and negotiating the proposed transaction. As part of this bridge loan financing, the lender was issued warrants to acquire up to 100,000 shares of our common stock, exercisable at a price of $0.10 per share.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since our inception August 24, 1995. Reference is made to Part II, Item 6, of our annual report on form 10-KSB (Management's Discussion)(for the year ended December 31, 2000) for more information.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  August  29,  2001
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige            /s/Simon  Blackman                 /s/James  Melillo
Wendy  Paige                  Simon  Blackman                    James  Melillo
acting  president/director    acting  secretary/Treasurer        Director
                              /Director

