Form 10QSB
period 2001-09-30
NETJ COM CORP
filed 2001-11-21
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Quarter ended September 30, 2001

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



As of September 30, 12,008,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 NETJ.COM CORP.
                                 BALANCE SHEETS
                  for December 31, 2000 and September 30, 2001


                                                        September 30,    December 31,
                                                             2001           2000
------------------------------------------------------------------------------------
                                                          (Unaudited)
                                                          ASSETS

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,673   $     2,789
  Pre-paid professional fees . . . . . . . . . . . . . .      100,000
                                                          --------------------------
Total Current Assets . . . . . . . . . . . . . . . . . .      102,673         2,789
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   102,673   $     2,789
                                                          ============  ============

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable - Related Party . . . . . . . . . . .  $   697,871   $   697,871
  Note payable . . . . . . . . . . . . . . . . . . . . .      250,000
  Accounts payable . . . . . . . . . . . . . . . . . . .      302,115       121,504
                                                          --------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    1,249,986       819,375
                                                          ============  ============

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 12,008,000 shares,
     and 12,008,000 shares respectively. . . . . . . . .       12,008        12,008
  Additional paid-in Capital . . . . . . . . . . . . . .      332,988       332,988
  Less: Subscription receivable. . . . . . . . . . . . .         (660)         (660)
  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,491,649)   (1,160,922)
                                                          --------------------------
Total Stockholders' Equity . . . . . . . . . . . . . . .   (1,147,313)     (816,586)
                                                          --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $   102,673   $     2,789
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

                                 NETJ.COM CORP.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                                         From
                                                                                     Inception on
                                       From July                 From January       August 24,1995
                                      1, 2000 to                  1, 2000 to           through
                                    September 30,                September 30,      September 30,
                                 2001          2000          2001          2000          2001
                             ------------  ------------  ------------  ------------  ------------
Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $       -0-
                             ------------  ------------  ------------  ------------  ------------
Expenses
General and Administrative.     (314,737)     (421,665)     (330,727)     (702,865)   (1,491,649)
                             ------------  ------------  ------------  ------------  ------------
Net Loss from Operations. .     (314,737)     (421,665)     (330,727)     (702,865)   (1,491,649)
Net Income (Loss) . . . . .  $  (314,737)  $  (421,665)  $  (330,727)  $  (702,865)  $(1,491,649)
                             ============  ============  ============  ============  ============
Loss per Share. . . . . . .  $     (0.03)  $     (0.04)  $     (0.03)  $     (0.06)  $     (0.14)
                             ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . .   12,008,000    11,908,000    12,008,000    11,908,000    10,397,042
                             ============  ============  ============  ============  ============

                          The accompanying notes are an integral part
                                 of these financial statements.

                                 NETJ.COM CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
            for the period from inception of the Development Stage on
                                August 24, 1995,
            for the fiscal years ended December 31, 1995 through 2000
                  and for the period ended September 30, 2001

                                                        Additional  Accumulated
                                     Common     Par      Paid-In      Equity     Subscription
                                     Stock      Value    Capital    (Deficit)     Receivable
                                   ----------  -------  ---------  ------------  ------------
Inception (August 24, 1995) . . .         -0-  $   -0-  $    -0-   $       -0-   $       -0-

Inception through December
31, 1995: Stock issued for
cash and services . . . . . . . .   6,000,000    6,000    (4,800)            0             0

Net gain (loss) for year 1995 . .           0        0         0           (80)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1995. . . .   6,000,000    6,000    (4,800)          (80)            0

Net gain (loss) for year 1996 . .           0        0         0          (240)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1996. . . .   6,000,000    6,000    (4,800)         (320)            0

Common Stock issued for cash
     at $0.125 per share. . . . .   5,080,000    5,080   121,920             0             0

Net gain (loss) for year 1997 . .           0        0         0       (92,374)            0

Balances December 31, 1997. . . .  11,080,000   11,080   117,120       (92,694)            0

Net gain (loss) for year 1998 . .           0        0         0       (29,777)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1998. . . .  11,080,000   11,080   117,120      (122,471)            0

Common Stock issued for cash
     at $0.10 per share . . . . .      33,000       33       627             0          (660)

Common Stock issued for services.     795,000      795    15,105             0             0

Net gain (loss) for year 1999 . .           0        0         0       (80,713)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 1999. . . .  11,908,000   11,908   132,852      (203,184)         (660)

Common Stock issued for cash
     at $2.00 per share . . . . .     100,000      100   200,136             0             0

Net gain (loss) for year 2000 . .           0        0         0      (957,738)            0
                                   ----------  -------  ---------  ------------  ------------
Balances December 31, 2000. . . .  12,008,000   12,008   332,988    (1,160,922)         (660)

Net gain (loss) for the period. .           0        0         0      (330,727)            0
                                   ----------  -------  ---------  ------------  ------------
Balances September 30, 2001 . . .  12,008,000   12,008   332,988    (1,491,649)         (660)
                                   ==========  =======  =========  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                 NETJ.COM CORP.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                for the periods ended September 30, 2000 and 2001

                                                                                  From
                                                                             Inception on
                                                         From January       August 24,1995
                                                          1, 2000 to           through
                                                         September 30,       September 30,
                                                        2001        2000         2001
                                                     ----------  ----------  ------------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . .  $(330,727)  $(421,665)  $(1,491,649)

Shares issued for services. . . . . . . . . . . . .                               15,900
Items not effecting cash (amortization) . . . . . .                                1,200
Cash increase from creation of account payable. . .    205,611     421,665     1,024,986
                                                     ----------  ----------  ------------

Net Cash from Operations. . . . . . . . . . . . . .   (125,116)          0       (449,563)

Financing activities:

Cash infused from note payable. . . . . . . . . . .    250,000                   250,000
Prepayment of professional fees . . . . . . . . . .   (100,000)                  (100,000)
Reduction of accounts payable . . . . . . . . . . .    (25,000)                   (25,000)
Cash infused from sale/issuance of common stock . .    327,236
                                                     ----------

Cash increase (decrease) from financing activities.    125,000           0       452,236

Net increase (decrease) in cash . . . . . . . . . .       (116)          0         2,673

Beginning Cash. . . . . . . . . . . . . . . . . . .      2,789         329           -0-

Cash as of Statement Date . . . . . . . . . . . . .  $   2,673   $     329   $     2,673
                                                     ==========  ==========  ============

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0
    Taxes . . . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0

                  The accompanying notes are an integral part
                         of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
                               September 30, 2001

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our filed annual report on Form 10-KSB, Item 6 of Part II of that form; except as follows:

1. GENOSYS TRANSACTION.During the third quarter ended September 30, 2001 we were in negotiations for the acquisition of Genosys Technology Management, Inc., based in New York, in the business of monitoring and managing networks and information systems.

On October 16, 2001, the stockholders had voted to approve certain actions necessary to complete the proposed transaction.

On November 12, 2001 the Board of Directors announced the termination of our agreement to acquire 100% of the issued and outstanding shares of capital stock of Genosys Technology Management Inc., pursuant to Section 9.1(b) and 9.1(e) of the Merger Agreement.

The closing of the transaction was conditioned on the completion of a private placement by NetJ.com intended to raise $7 million. The parties sought to vary the terms of the acquisition, but were unable to reach mutual agreement. As a result, the private placement could not be completed with the financing sources that had been identified, and the agreement of merger between NetJ.com and Genosys, which could not then be completed on its original terms, was terminated.

NetJ.com Corp. will take a charge to profit and loss of approximately [$800,000] to cover the costs of the aborted transaction in its fourth quarter results for the period ending December 31, 2001.

2. BJK TRANSACTION.On October 8, 2001 we announced that we had entered into a Letter of Intent with the shareholders of BJK INVESTMENTS, INC. (``BJK'') for the acquisition of all of the issued and outstanding shares of BJK, pursuant to a merger of a newly formed, wholly owned subsidiary of the Company with and into BJK.
The acquisition of BJK is expected to be completed before the end of this year. The acquisition is contingent upon the satisfaction of certain conditions, including, but not limited to, due diligence, receipt of additional financing, definitive documentation and approval of the merger by NETJ's stockholders.

The Company continues to seek additional investment opportunities and is pursuing its acquisition and merger strategy.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since our inception August 24, 1995. All expenses incurred since inception have been administrative, legal and accounting for the purpose of pursuing its acquisition and merger strategy and complying with the reporting requirements of an OTCBB traded company.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  20,  2001
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige               /s/Simon  Blackman            /s/James  Melillo
   Wendy  Paige                  Simon  Blackman               James  Melillo
   acting  president/director    acting  secretary/Treasurer   Director
                                 /Director