Form 10KSB
period 2001-12-31
NETJ COM CORP
filed 2002-05-21
CIK 1094806

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27361

                      for the year ended December 31, 2001


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

As  of  12/31/01



     1
     1


     Exhibit  Index  is  found  on  page

INTRODUCTION       5

PART  I       5

ITEM  1.  Description  of  Business       5
      (a)  Historical  Information       5
      (b)  Our  Business       5

ITEM  2.  Description  of  Property       5

ITEM  3.  Legal  Proceedings       6

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders       6

PART  II       7

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters       7
      (a)  Market  Information       7
      (b)  Holders      10
      (c)  Dividends      10
      (d)  Sales  of  Unregistered  Common  Stock        10

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation      10
      (a)  Plan  of  Operation:  Next  Twelve  Months      10
      (b)  Plan  of  Operation  for  the  next  twelve  months      12
      (c)  Reverse  Acquisition  Candidate      13
      (d)  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations      15

ITEM  7.  Financial  Statements      17
      (a)  Audit  Committee      17
      (b)  Financial  Statements      17

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
     on  Accounting  and  Financial  Disclosure      17

PART  III      18

ITEM  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
     Compliance  with  Section  16(a)  of  the  Exchange  Act      18

ITEM  10.  Executive  Compensation      19

ITEM  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management
21
      (a)  Changes  in  Control      23

ITEM  12.  Certain  Relationships  and  Related  Transactions      23

ITEM  13.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K
24
      (a)  Financial  Statements      24
      (b)  Form  8-K  Reports      24
      (c)  Exhibits      24

     INTRODUCTION

     This Reporting Company has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

     This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future finanancial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticiapate", "intends", "estimates", "frecast", "projects", and similar expressions.

     PART  I


     ITEM  1.  DESCRIPTION  OF  BUSINESS.

 (A) HISTORICAL INFORMATION. Our previous older Historical information, had been reported in our previous Annual Report on Form 10-KSB. On or about July 14, 1999, we directed a five for one forward split of our shares of common stock, issued and outstanding, resulting in a post-split total of 11,908,00 shares issued and outstanding. These Issuances and all issuances to date, with the relevant exemption from Registration, under section 5 of the Securities Act of 1933, are displayed in the following table. Please See Part II, Item 4, for additional information.

     On or about April 25, 2000, the Registrant sold 100,000 shares, pursuant to
Section 4(2)/Rule 506, to a single accredited investor. The investor's accreditation was determined by virtue of income, net worth and previous investing experience.


                                                                                                          post     pre-

                                                                                                   forward     forward
Issuances/Exemptions                                                                                split       split
------------------------------------------------------------------------------------------------  ----------  ---------

Founders shares, at par value, for organizational costs, to a single Founder, J. Dan Sifford Jr
[Section 4(2) of the 1933 Securities Act]. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,000,000  1,200,000
11 sophisticated investors at $0.125
(Rule 504) 7/7/97. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,080,000  1,016,000
1 sophisticated investor at $0.10
(Rule 504) 6/9/98. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,000      6,600
For services valued at $9,000.00 (Rule 504) 1/22/99. . . . . . . . . . . . . . . . . . . . . . .     450,000     90,000
For services valued at $6,900.00 (Rule 504) 3/3/99 . . . . . . . . . . . . . . . . . . . . . . .     345,000     69,000

Total Common Stock Issued and Outstanding (Before the forward Split of July 14, 1999). . . . . .  11,908,000  2,381,600
                                                                                                  ----------  ---------
For cash Section 4(2)/Rule 506 (4/25/00) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100,000
Subtotal Post Reverse: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100,000
                                                                                                  ----------
Total Issued and Outstanding December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .  12,008,000
                                                                                                  ----------



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

 (B) HISTORY OF FAILED ACQUISITIONS. Persons familiar with our historical reporting will recall that in the past three years we have attempted several acquisitions, but none were successfully pursued to consummation.

 (C) OUR BUSINESS. We have no current business. We have no day-to-day operations. Our officers and directors devote only insubstantial time and attention to our affairs at the present time, for the reason that only such attention is presently required. We are substantially dormant and inactive.

     Our strategic intention is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have no expection at this time when and if such a combination might take place. We are not presently engaged in any search. We have not established any criteria for any such combination at the present time.

     We  have  no  present  or  foreseeable  financing  plans.

     Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. There is no compelling reason why we should be preferred over other reverse-acquisition public corporation candidates. We have no significant pool of cash we can offer and no capital formation incentive for our selection. We have a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" we are unimpressive, in the judgment of management, and totally lacking in unique features which would make us attractive or competitive.

     We  have  no  planned  acquisitions.

     We  have  no  employees,  other  than  our  officers  and  directors.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We  have  no  property.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A)  MARKET  INFORMATION.
The Company, has one class of securities, Common Voting Equity Shares (Common Stock). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.
use  if  applicable

Our Common Stock is quoted Over-the-Counter on the Bulletin Board ("OTCBB"). The Company's trading symbol is "". To the best of our knowledge and belief, there has been no market activity, buying or selling, of our common stock, in brokerage transactions. Based upon standard reporting sources, the following information is provided:

Company:  Net  J

quarter     high  bid     low  bid     volume
            =========
1st  2000
2nd  2000
3rd  2000
4th  2000
1st  2001
=========
2nd  2001
3rd  2001
4th  2001
1st  2002
=========

     SOURCE:  Bloomberg

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  .



     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them. The following statements may be forward looking in nature and actual results may differ from forward looking statements.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. We have no current business. We have no day-to-day operations. Our officers and directors devote only insubstantial time and attention to our affairs at the present time, for the reason that only such attention is presently required. We are substantially dormant and inactive. Our strategic intention is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We have no expectation at this time when and if such a combination might take place. We are not presently engaged in any search. We have not established any criteria for any such combination at the present time. We have no reason to expect any change in or non-operating status, during the next twelve months.

     We have no substantial cash requirements for the next twelve months, for the reason that we anticipate no activity during that period. In any event, there can be no assurance that we will ever be successful in raising capital through private placements or otherwise. Even if we were successful in raising capital through any source. There can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     Our independent auditor has indicated the following material information in notes to our financial statements: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues. The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues. While we are are development stage company, we are not presently engaged in any activity. We are not engaged in raising capital. We are not engaged in developing any business. We are not engaged in generating revenues. We are presently dormant.

     We are unable to predict when or if we may participate in a business opportunity.

 (B) REVERSE ACQUISITION CANDIDATE. We are a Reverse Acquisition Candidate, although we are not presently searching actively for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change of control of our corporation. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of control of us in substance. Capital formation issues for the future would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates. Such an acquistion may result in a substantial dilution of existing shareholders.

     A company with no business plan is severely limited in its ability to raise funding for any purpose. Many exemptions from registration are not available to a company with no business plan. There can be no assurance that we would be successful in raising capital through private placements or otherwise. Even if we were successful in raising capital, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


                         ITEM 7.  FINANCIAL STATEMENTS.

 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years endedare provided as Exhibit FK-00, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.


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

     None.

             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



                        ITEM 10.  EXECUTIVE COMPENSATION.


INFORMATION  TO  BE  PROVIDED


NOTES  TO  TABLE:


     There is no present program of executive compensation, and no plan or compensation is expected to be adopted or authorized at any time before an acquisition is effected. Present management is not expected to be the subject of such compensation then. Such future plan of compensation as may be adopted after acquisition would be expected to encompass new management and not present management. Present management has indicated previously that it will not be compensated by any finders fees or other indirect compensation for its services as management on behalf of shareholders. Management is beneficially interested in the share ownership of the principal shareholder and expects to profit thereby, and only thereby, upon effecting a profitable acquisition for the benefit of all shareholders.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock., known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

     The following disclosure includes disclosure of former affiliates for coordination with our previously filed reports.
                                     TABLE A
               CERTAIN BENEFICIAL OWNERS AND OWNERS OF 5% OR MORE

                  Name and Address of Beneficial Owner     Share
                    Common Stock     Ownership     % of Total





Total  5%  Owners
Total  Issued  and  Outstanding

                                     TABLE B
                             OFFICERS AND DIRECTORS

                                  Name and Address of Beneficial Owner     Share
                                       Common Stock     Ownership     % of Total


All  Officers  and  Directors  as  a  Group
Total  Shares  Issued  and  Outstanding



(1)
 (A) CHANGES IN CONTROL. There are no arrangements known us, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control of our corporation. We would search for a profitable business opportunity in the future. Such an acquisition of such an opportunity could and likely would result in some change in control of our corporation at such time. This would likely take the form of a reverse acquisition. That means that this Registrant would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this corporation to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of us in substance.


     ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.




     ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. Please see Attachment FK- : Audited Financial Statements for the years ended

 (B)  FORM  8-K  REPORTS.

 (C)  EXHIBITS.

[2]   PLAN  OF  ACQUISITION,  REORGANIZATION,  ARRANGEMENT,  LIQUIDATION  OR
SUCCESSION

[3]   ARTICLES  OF  INCORPORATION  AND  BY-LAWS

3.1     ARTICLES  OF  INCORPORATION

3.2     BY-LAWS

                                 _______________

                 SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

     No  annual  report  or  proxy  material  has been sent to security holders.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.





Dated:  May  20,  2002




   /s/Wendy  Paige     /s/James  Melillo
President  CEO/Director     Chief  Financial  Officer


     /s/Simon  Blackman
     Secretary/Director