Form 10KSB/A
period 2001-12-31
NETJ COM CORP
filed 2002-05-21
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27361

                      For the Year ended December 31, 2001

                           (formerly NETBANX.COM CORP)

Nevada                                                                91-1007473
(Jurisdiction  of  Incorporation)                 (I.R.S.Identification  Number)

24843  Del  Prado,  Suite  318,  Dana  Point,  CA                          92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  487-7295

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to Section 12(g) of the Act:     Common Equity
Voting  Stock

As  of  December  31,  2001,  Common  shares  issued and outstanding  12,108,000

As of 12/31/01, 12,108,000 shares of shares of Common Stock were held by non-affiliates, with a market value calculated at $511,300.00, based on closing low bid of $0.10 per share.

Yes[] No[X] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
(?229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                                               Exhibit Index is found on page 11

                                  INTRODUCTION

     This Reporting Company has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our". This Amendment is filed to correct typographic errors and ommissions from our filing of the previous day.

     This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A) HISTORICAL INFORMATION. Our previous older Historical information, had been reported in our previous Annual Report on Form 10-KSB. In July 1999 we approved and directed a five for one forward split of our shares of common stock, issued and outstanding, resulting in a post-split total of 11,908,00 shares issued and outstanding. These Issuances and all issuances to date, with the relevant exemption from Registration, under section 5 of the Securities Act of 1933, are displayed in the following table. Please See Part II, Item 4, for additional information.

     On or about April 25, 2001, the Registrant sold 100,000 shares, pursuant to
Section 4(2)/Rule 506, to a single accredited investor. The investor's accreditation was determined by virtue of income, net worth and previous investing experience.

------------------------------------------------------------------------------
                                                     post             pre-
                                                    forward         forward
Issuances/Exemptions                                 split            split
------------------------------------------------------------------------------
Founders shares, at par value, for organizational
 costs, to a single Founder, J. Dan Sifford Jr
[Section 4(2) of the 1933 Securities Act]. . .        6,000,000      1,200,000
------------------------------------------------------------------------------
11 sophisticated investors at $0.125
(Rule 504) 7/7/97. . . . . . . . . . .                5,080,000      1,016,000
------------------------------------------------------------------------------
1 sophisticated investor at $0.10
(Rule 504) 6/9/98. . . . . . . . . . . . . . .           33,000          6,600
------------------------------------------------------------------------------
For services valued at $9,000.00 (Rule 504) 1/22/99.    450,000         90,000
------------------------------------------------------------------------------
For services valued at $6,900.00 (Rule 504) 3/3/99 .    345,000         69,000
------------------------------------------------------------------------------
Total Common Stock Issued and Outstanding
 (Before the forward Split of July 14, 1999). .      11,908,000      2,381,600
------------------------------------------------------------------------------
For Services (4/25/00) Section 4 (2) Rule 506           100,000
------------------------------------------------------------------------------
For Services (11/12/01) Registered on Form S8. .        100,000
------------------------------------------------------------------------------
Total Issued and Outstanding December 31, 2001 .     12,108,000
------------------------------------------------------------------------------

     There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

     2000 STOCK PLAN. On September 14, 2000, we established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The maximum number of shares available for issuance under the Plan is 9,500,000. As of December 31, 2000, there are 2,250,000 granted at an exercise price of $1.15 per share. The plan expires on September 13, 2005. The shares underlying the options granted in the 2000 Stock Plan have been registered pursuant to the filing of a Registration Statement on Form S-8. Pursuant to the 2000 Stock Plan, options were granted to Directors of the Company, Wendy Paige, Simon Blackman, and James Melillo. None of the 2,250,000 granted options have been exercised as of fiscal year end December
31, 2001.

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

Our Common Stock is quoted Over-the-Counter on the Bulletin Board (OTCBB). The Company's trading symbol is NETJ. Based upon standard reporting sources (Bloomberg) the following information is provided:

quarter      high bid   low bid      volume
--------------------------------------------
1st  2001      1.01      0.22     1,035,340
2nd  2001      1.78      0.15     3,840,000
3rd  2001      1.43      0.52         1,376
4th  2001      1.18      0.10       897,000
1st  2002     0.115     0.075       579,640

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2001, was 51.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2001.  None.

 (E) RISKS OF "PENNY STOCK." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities. We have taken no action to register or qualify its common stock for resale pursuant to the "Blue Sky" laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

     Our independent auditor has indicated the following material information in notes to our financial statements: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues. The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues. While we are development stage company, we are not presently engaged in any activity. We are not engaged in raising capital. We are not engaged in developing any business. We are not engaged in generating revenues. We are presently dormant.

     We are unable to predict when or if we may participate in a business opportunity.

 (B) REVERSE ACQUISITION CANDIDATE. We are a Reverse Acquisition Candidate, although we are not presently searching actively for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change of control of our corporation. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of control of us in substance. Capital formation issues for the future would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates. Such an acquisition may result in a substantial dilution of existing shareholders. A company with no business plan is severely limited in its ability to raise funding for any purpose. Many exemptions from registration are not available to a company with no business plan.


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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended 2001 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended December 31, 2001, 2000, are provided as Exhibit FK-01, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.


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

Simon Blackman (Acting Secretary and Treasurer), for the past two years, has been involved in building vertical electronic markets for the civil aerospace and the defense industry sectors. Mr. Blackman also currently operates an independent consultancy advising on security issues relating to communications, computer networks and e-commerce. Prior to being an independent consultant, Mr. Blackman was a Director of Grosvenor Security Consultants Limited (1993-1996) with responsibility for computer and communications security. Mr. Blackman is also a Director of Eurogard Security Group (UK) Limited (since 1997).

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

ITEM  10.  EXECUTIVE  COMPENSATION.


                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Wendy Paige
CEO in 2001
President/CEO . . . .   2001            0          0            0         0          0        0       0
                        2000            0          0            0         0  1,000,000        0       0
                        1999            0          0            0         0          0        0       0
----------------------------------------------------------------------------------------------------------|
Simon Blackman
Secretary / Treasurer/
 Director               2001            0          0            0         0          0        0       0
                        2000            0          0            0         0  1,000,000        0       0
                        1999            0          0            0         0          0        0       0
----------------------------------------------------------------------------------------------------------|
James Melillo
Director. . . . . . .   2001            0          0            0         0          0        0       0
                        2000            0          0            0         0    250,000        0       0
                        1999            0          0            0         0          0        0       0
----------------------------------------------------------------------------------------------------------|

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

     2000 STOCK PLAN. On September 14, 2000, we established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The maximum number of shares available for issuance under the Plan is 9,500,000. As of December 31, 2000, there are 2,250,000 granted at an exercise price of $1.15 per share. The plan expires on September 13, 2005. The shares underlying the options granted in the 2000 Stock Plan have been registered pursuant to the filing of a Registration Statement on Form S-8. Pursuant to the 2000 Stock Plan, options were granted to Directors of the Company, Wendy Paige, Simon Blackman, and James Melillo. No options have Been exercised as of December 31, 2001.


     ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock., known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to Executive Compensation for stock options.


 Name and Address of Beneficial Owner. . . . . . .    Share
 Common Stock. . . . . . . . . . . . . . . . . . .  Ownership     % of Total
----------------------------------------------------------------------------
Wendy Paige Acting President/Director
6358 Greengate Drive
Orlando, Florida 32822 . . . . . . . . . . . . . .        -0-        0.00
----------------------------------------------------------------------------
Simon Blackman Acting Secretary/Treasurer/Director
37 Jermyn Street
London W1 England. . . . . . . . . . . . . . . . .        -0-        0.00
----------------------------------------------------------------------------
James J. Melillo Director
1421 34th Avenue
Madrona Plaza
Seattle WA 98122 . . . . . . . . . . . . . . . . .        -0-        0.00
----------------------------------------------------------------------------
All Officers and Directors as a Group. . . . . . .        -0-        0.00
----------------------------------------------------------------------------



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


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) FINANCIAL STATEMENTS. Please see Attachment FK- 01: Audited Financial Statements for the years ended December 2001.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.  None  other.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                                       BY

Dated:  May  20,  2002

/s/Wendy Paige                                   /s/Simon Blackman
   Wendy  Paige                                     Simon  Blackman
   President  CEO/Director                          Secretary/Treasurer/Director

                          /s/James Melillo
                             James  Melillo
                             Director

                                  NETJ.COM CORP
                           (formerly NetBanx.com Corp)
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                            December 31, 2001 and 2000

                                 C O N T E N T S



Independent  Auditors'  Report                           14

Balance  Sheets                                          15

Statements  of  Operations                               16

Statements  of  Stockholders'  Equity                    17

Statements  of  Cash  Flows                              18

Notes  to  the  Financial  Statements                    19

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of NetJ.Com Corp

We have audited the accompanying balance sheets of NetJ.Com Corp (formerly NetBanx.com Corp) (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and from inception on August 24, 1995 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetJ.Com Corp (formerly NetBanx.com Corp) (a Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 and from inception on August 24, 1995 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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



/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
May  20,  2002

                                 NETJ.COM CORP
                         (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                         December  31,
                                                    2001                2000
--------------------------------------------------------------------------------
Current  assets
   Cash                                        $     1,290          $     2,789
                                               ---------------------------------
Total  Current  Assets                               1,290                2,789
                                               ---------------------------------
      Total  Assets                            $     1,290          $     2,789
                                               =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable - Related Party           $   721,038          $   697,871
   Accounts  Payable                               549,683              121,504
                                               ---------------------------------
Total  Current  Liabilities                      1,270,721              819,375
                                               ---------------------------------

Stockholders'  Equity
   Common  Stock,  authorized  100,000,000
     shares  of  $.001  par  value,  issued  and
     outstanding  12,108,000  and  12,008,000
     shares  respectively                           12,108               12,008
   Additional  Paid  in  Capital                   342,888              332,988
   Less:  Subscriptions receivable                    (660)                (660)
   Deficit  Accumulated  During  the
     Development  Stage                         (1,623,767)          (1,160,922)
                                               ---------------------------------
Total  Stockholders'  Equity                    (1,269,431)            (816,586)
                                               ---------------------------------

Total Liabilities and Stockholders' Equity     $     1,290          $     2,789
                                               =================================

  The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                             Statements of Operations

                                                                                         August 24,
                                                                                      1995 (inception
                                                                                           of the
                                                                                         development
                                                                                           stage) to
                                                 For the years ended December 31,        December 31,
                                             2001             2000            1999            2001
-------------------------------------------------------------------------------------------------------
Revenues:                             $           -    $          -    $           -    $            -

Expenses:

   General  &  Administrative              (462,845)       (957,738)         (80,713)      (1  623,767)
                                      -----------------------------------------------------------------
          Total  Expenses                  (462,845)       (957,738)         (80,713)       (1,623,767)
                                      -----------------------------------------------------------------
Net (Loss)                            $    (462,845)   $   (957,738)    $    (80,713)   $   (1,623,767)
                                      =================================================================
Net Loss Per Share                    $       (0.04)   $      (0.08)    $      (0.01)   $        (0.16)
                                      =================================================================
Weighted average shares outstanding      12,066,333      11,966,333       11,701,000        10,447,053
                                      =================================================================

  The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                    Additional        Deficit
                                                                                      Paid-in       Accumulated
                                                                                       Capital       During the
                                                         Common  Stock              (Discount on     Development
                                                   Shares             Amount            Stock)          Stage
-----------------------------------------------------------------------------------------------------------------
Balance  at  beginning  of  development
 stage  - August 24, 1995                                   -    $              -    $           -    $        -

Shares  issued  for  organizational  costs          6,000,000               6,000           (4,800)            -

Net  loss  December  31,  1995                              -                   -                -           (80)
                                                -----------------------------------------------------------------

Balance,  December  31,  1995                       6,000,000               6,000           (4,800)          (80)

Net  loss  December  31,  1996                              -                   -                -          (240)
                                                -----------------------------------------------------------------
Balance, December 31, 1996                          6,000,000               6,000           (4,800)         (320)

July 15, 1997-issued at $.025 per share             5,080,000               5,080          121,920             -

Net  loss December 31, 1997                                 -                   -                -       (92,374)
                                                -----------------------------------------------------------------

Balance,  December  31,  1997                      11,080,000              11,080          117,120       (92,694)

Net  loss  December  31,  1998                              -                   -                -       (29,777)
                                                -----------------------------------------------------------------

Balance,  December  31,  1998                      11,080,000              11,080          117,120      (122,471)

Shares issued for cash at $.02 per share               33,000                  33              627             -

Shares issued for services at $.02 per share          795,000                 795           15,105             -

Net  loss  December  31,  1999                              -                   -                -       (80,713)
                                                -----------------------------------------------------------------

Balance,  December  31,  1999                      11,908,000              11,908          132,852      (203,184)

Shares issued for cash at $2.00 per share             100,000                 100          200,136             -

Net  loss  December  31,  2000                              -                   -                -      (957,738)
                                                -----------------------------------------------------------------

Balance,  December  31,  2000                      12,008,000              12,008          332,988    (1,160,922)

Shares issued for services at $.10 per share          100,000                 100            9,900             -

Net  loss  December  31,  2001                              -                   -                -      (462,845)
                                                -----------------------------------------------------------------

Balances,  December 31, 2001                       12,108,000    $         12,108    $     342,888   $(1,623,767)
                                                =================================================================

  The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                                                                          August  24,
                                                                                                        1995 (inception
                                                                                                            of  the
                                                                                                          development
                                                                                                           stage)  to
                                                             For the years ended December 31,             December 31,
                                                       2001                2000              1999             2001
------------------------------------------------------------------------------------------------------------------------

Cash  Flows  form  Operating
 Activities

     Net  loss                                 $       (462,845)    $      (957,738)    $     (80,713)    $  (1,623,767)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
     Shares  issued  for  services                       10,000                   -            15,900            25,900
     Amortization                                             -                   -               400             1,200
     Increase in payables                               451,346             759,962            59,413         1,270,721
                                               -------------------------------------------------------------------------

Net  Cash  Flows  used  in
 Operating  Activities                                   (1,499)           (197,776)           (5,000)          (325,946)
                                               -------------------------------------------------------------------------
Cash  Flows  from  Investment
 Activities:                                                  -                   -                 -                  -
                                               -------------------------------------------------------------------------

Cash  Flows  from  Financing
 Activities:
      Issuance  of  stock                                     -             200,236                 -            327,236
                                               -------------------------------------------------------------------------

Net  increase (decrease) in cash                         (1,499)              2,460            (5,000)             1,290

Cash,  beginning  of  year                                2,789                 329             5,329                  -
                                               -------------------------------------------------------------------------

Cash, end of year                                   $     1,290    $          2,789    $          329   $          1,290
                                                    ====================================================================

Supplemental  Cash  Flow  Information
   Cash  Paid  for:
     Interest                                       $         -    $              -    $            -   $              -
     Taxes                                          $         -    $              -    $            -   $              -

Non-Cash  Financing  Transaction:
     Stock  issued  for  services                   $    10,000    $         15,900    $            -   $         25,900

  The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                            December 31, 2001 and 2000

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

                                                 Income (loss)       Shares         Per-Share
                                                  (Numerator)    (Denominator)        Amount
-----------------------------------------------------------------------------------------------
For the year ended December 31, 2001
   Basic  EPS
       Income (loss) to common stockholders     $      (462,845)      12,066,333     $    (0.04)
                                                ================================================

For the year ended December 31, 2000
   Basic  EPS
        Income (loss) to common stockholders    $      (957,738)      11,966,333         $(0.08)
                                                ================================================


     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,624,000 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

     Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.
                                            December 31,
                                       2001              2000
-----------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward      $     552,000    $       395,000
     Valuation  allowance            (552,000)          (395,000)
                                ---------------------------------
     Total                      $           -    $             -
                                =================================

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                            December 31, 2001 and 2000

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

     During 2000 and 2001, the Company incurred consulting fees of $177,023 and $18,478, respectively, payable to Intrepid International. During 2000 and 2001, $76,000 and $0, respectively, was paid in consulting fees to Intrepid International. An officer of Intrepid International also serves as an officer of the Company.

     During 2000 and 2001, the Company incurred professional fees of $637,434 and $0, payable to Paige & Company. During 2000 and 2001, $100,000 and $1,684 was paid to Paige & Company. An officer of Paige & Company also serves as an officer of the Company.

NOTE  5  -  Stockholders'  Equity

In August 1995, the Company issued 6,000,000 shares of stock at $.0002 per share to the Company's founder and President J. Dan Sifford, Jr., for organization costs valued at $1,200.

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

During 1999, the Company issued 795,000 shares of common stock at $.02 per share to companies

                                  NETJ.COM CORP
                          (a Development Stage Company)
                       Notes to the  Financial Statements
                            December 31, 2000 and 1999

NOTE  5  -  Stockholders'  Equity  (Continued)

affiliated with J. Dan Sifford Jr. who was then the President of the Company, for services valued and invoiced in the amount of $15,900 (see Note 4).

     In May 2000, the Company issued 100,000 shares at $2.00 per share to private investors for cash of $200,236.

During 2001, the Company issued 100,000 shares at $.10 per share for legal services valued at $10,000.

All stock issuances to date have been valued at the market value of the consideration received. The value of the Company's common stock is less determinable due to its thinly traded nature.

NOTE  6  -  Stock  Split

During 1999, the board of directors authorized a five for one stock split. These financial statements have retroactively restated to reflect the split.

NOTE  7  -  General  and  Administrative  Expenses

General  and  administrative  expenses  are  as  follows:
                                                      December  31,
                                             2001         2000           1999
--------------------------------------------------------------------------------
     Amortization                                -               -         400
     Professional  Fees                    462,845         957,738      80,313
     Miscellaneous                               -               -           -
                                         --------------------------------------
                                           462,845         957,738      80,713
                                         ======================================

NOTE  8  -  Employee  Stock  Option  Plan

          On September 14, 2000 the Company established an Employee Stock Option Plan. The Plan covers both current and prospective employees, consultants and directors. The exercise price for each option shall be established by the Company's Board of Directors.

     The maximum number of shares of common stock available for issuance under the plan is 9,500,000. As of December 31, 2001, there are 2,250,000 stock options granted and vested at an exercise price of $1.15 per share. The options expire on September 13, 2005. Per FASB 123, the Company is not required to recognize compensation when the options vest since exercise price for all the options granted were at fair market value on the date of the grant.

     A  summary  of  the  option  activity  follows:

                          Options Available       Options      Weighted Average
                              For Grant         Outstanding      Exercise Price

     Balance  12/31/00       9,500,000           2,250,000            $1.15
     Granted                         0                   0                0
     Exercised                       0                   0                0
     Canceled/Forfeited              0                   0                0
     Balances  12/31/01      9,500,000           2,250,000            $1.15

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                               2001          2000
-------------------------------------------------------------------
     Pro  forma  net  income              $  (462,845)   $  (957,738)
     Pro forma basic earnings per share   $      (.04)   $      (.08)