Form 10QSB
period 2002-03-31
NETJ COM CORP
filed 2002-05-21
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

                         Commission File Number: 0-27361


                                  NETJ.COM CORP
                          (FORMERLY NETBANX.COM CORP.)
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



As of March 31,2002 12,008,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 NETJ.COM CORP.
                                 BALANCE SHEETS

                                                            March 31,     December 31,
                                                              2002           2001
                                                          (Unaudited)
-------------------------------------------------------------------------------------
                                                          ASSETS

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,290   $     1,290
                                                          ------------  ------------
Total Current Assets . . . . . . . . . . . . . . . . . .        1,290         1,290
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     1,290   $     1,290
                                                          ============  ============


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - Related Party . . . . . . . . . . .  $   572,219   $   572,219
  Accounts payable . . . . . . . . . . . . . . . . . . .      710,795       698,502
                                                          ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    1,283,014     1,270,721
                                                          ============  ============

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 12,108,000 shares,
     and 12,108,000 shares respectively. . . . . . . . .       12,108        12,108

  Additional paid-in Capital . . . . . . . . . . . . . .      342,888       342,888
  Less: Subscription receivable. . . . . . . . . . . . .         (660)         (660)

  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,636,060)   (1,623,767)
                                                          ------------  ------------
Total Stockholders' Equity . . . . . . . . . . . . . . .   (1,281,724)   (1,269,431)
                                                          ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     1,290   $     1,290
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

                                 NETJ.COM CORP.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                             From
                                                         Inception on
                           From January   From January  August 24,1995
                            1, 2002 to     1, 2001 to     through
                              March 31,     March 31,     March 31,
                                2002          2001          2002
                             -----------  ------------  ------------
Revenues. . . . . . . . . .  $       -0-  $       -0-   $       -0-
                             -----------  ------------  ------------

Expenses

General and Administrative.       12,293      (10,715)   (1,611,474)
                             -----------  ------------  ------------

Net Loss from Operations. .       12,293      (10,715)   (1,611,474)

Net Income (Loss) . . . . .  $    12,293  $   (10,715)  $(1,611,474)
                             ===========  ============  ============

Loss per Share. . . . . . .  $      0.00  $     (0.00)  $     (0.15)
                             ===========  ============  ============

Weighted Average
    Shares Outstanding. . .   12,108,000   12,008,000    10,397,042
                             ===========  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                 NETJ.COM CORP.
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                From
                                                                            Inception on
                                                 From January From January  August 24,1995
                                                   1, 2002 to  1, 2001 to     through
                                                    March 31,   March 31,    March 31,
                                                       2002       2001         2002
                                                     ---------  ---------  ------------
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . .  $(12,293)  $(10,715)  $(1,636,060)

Shares issued for services. . . . . . . . . . . . .                             25,900
Items not effecting cash (amortization) . . . . . .                              1,200
Cash increase from creation of account payable. . .    12,293     10,699     1,283,014
                                                     ---------  ---------  ------------

Net Cash from Operations. . . . . . . . . . . . . .         0        (16)     (325,946)

Financing activities:

Cash infused from note payable. . . . . . . . . . .                                  0
Cash infused from sale/issuance of common stock . .                            327,236
                                                     ---------  ---------  ------------
Cash increase (decrease) from financing activities.         0          0       327,236

Net increase (decrease) in cash . . . . . . . . . .         0        (16)        1,290

Beginning Cash. . . . . . . . . . . . . . . . . . .     1,290      2,789           -0-

Cash as of Statement Date . . . . . . . . . . . . .  $  1,290   $  2,773   $     1,290
                                                     =========  =========  ============

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . . . .  $      0   $      0   $         0
    Taxes . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $         0

                  The accompanying notes are an integral part
                         of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                 March 31, 2002

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

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

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  20,  2002
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige                /s/Simon  Blackman          /s/James  Melillo
   Wendy  Paige                   Simon  Blackman             James  Melillo
   acting  president/director     acting  secretary/          Director
                                  Treasurer/Director