Form 10QSB
period 2002-06-30
NETJ COM CORP
filed 2002-08-12
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002

                         Commission File Number: 0-27361


                                  NETJ.COM CORP
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                91-1997473
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

24843  Del  Prado,  Suite  318,  Dana  Point,  CA                          92629
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  487-7295



As of June 30, 12,108,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 NETJ.COM CORP.
                                 BALANCE SHEETS

                                                            June 30,    December 31,
                                                              2002          2001
      ASSETS . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,290   $     1,290

Total Current Assets . . . . . . . . . . . . . . . . . .        1,290         1,290


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     1,290   $     1,290
                                                          ============  ============


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - Related Party . . . . . . . . . . .  $   721,038   $   721,038
  Accounts payable . . . . . . . . . . . . . . . . . . .      573,145       549,683

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    1,294,183     1,270,721
                                                          ============  ============

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 12,108,000 shares,
     and 12,108,000 shares respectively. . . . . . . . .       12,108        12,108

  Additional paid-in Capital . . . . . . . . . . . . . .      342,888       342,888

  Less: Subscription receivable. . . . . . . . . . . . .         (660)         (660)

  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,647,229)   (1,623,767)

Total Stockholders' Equity . . . . . . . . . . . . . . .   (1,292,893)   (1,269,431)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $     1,290   $     1,290
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

                                 NETJ.COM CORP.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                                                         From
                                                                                     Inception on
                                                                                        August
                                                                                       24,1995
                                    For the three                 For the six          through
                                months ended June 30,       months ended June 30,      June 30,
                                 2002          2001          2002          2001          2002
Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $       -0-

Expenses

General and Administrative.       11,169         5,275        23,462        15,990     1,659,522

Net Loss from Operations. .      (11,169)       (5,275)      (23,462)      (15,990)   (1,659,522)

Net Income (Loss) . . . . .  $   (11,169)  $    (5,275)  $   (23,462)  $   (15,990)  $(1,659,522)
                             ============  ============  ============  ============  ============

Loss per Share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.16)
                             ============  ============  ============  ============  ============

Weighted Average
    Shares Outstanding. . .   12,108,000    12,008,000    12,108,000    12,008,000    10,397,042
                             ============  ============  ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                 NETJ.COM CORP.
                      STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                               From
                                                                          Inception on
                                                                         August 24,1995
                                                        For the six          through
                                                   months ended June 30,     June 30,
                                                       2002       2001         2002
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . . . . .  $(23,462)  $(10,715)  $(1,647,229)

Shares issued for services. . . . . . . . . . . . .         0          0        25,900
Items not effecting cash (amortization) . . . . . .         0          0         1,200
Cash increase from creation of account payable. . .    23,462     10,699     1,294,183

Net Cash from Operations. . . . . . . . . . . . . .         0        (16)     (325,946)

Financing activities:

Cash infused from note payable. . . . . . . . . . .         0          0             0
Cash infused from sale/issuance of common stock . .         0          0       327,236

Cash increase (decrease) from financing activities.         0          0       327,236

Net increase (decrease) in cash . . . . . . . . . .         0        (16)        1,290

Beginning Cash. . . . . . . . . . . . . . . . . . .     1,290      2,789             0

Cash as of Statement Date . . . . . . . . . . . . .  $  1,290   $  2,773   $     1,290
                                                     =========  =========  ============

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . . . .  $      0   $      0   $         0
    Taxes . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $         0

                  The accompanying notes are an integral part
                         of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                  June 30, 2002

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed no revenues since our inception August 24, 1995. All expenses incurred since inception have been administrative, legal and accounting for the purpose of pursuing acquisition and merger strategy and complying with the reporting requirements of an OTCBB traded company.


             The Remainder of this Page is Intentionally left Blank

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  30,  2002
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige          /s/Simon  Blackman                 /s/James  Melillo
   Wendy  Paige             Simon  Blackman                    James  Melillo
   Director                 Director                           Director
   Acting  President        Acting  Secretary/Treasurer