Form 10QSB
period 2002-09-30
NETJ COM CORP
filed 2002-11-15
CIK 1094806

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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

As of September 30, 2002, 264,733 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                         PART  I: FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 NETJ.COM CORP.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                         September 30,   December 31,
                                                              2002           2001
------------------------------------------------------------------------------------
                                                          (Unaudited)
                                                          ASSETS
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $     1,290
                                                          ------------  ------------
Total Current Assets . . . . . . . . . . . . . . . . . .            0         1,290

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $         0   $     1,290
                                                          ============  ============

    LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable - Related Party . . . . . . . . . . .  $   721,038   $   721,038
  Accounts payable . . . . . . . . . . . . . . . . . . .      641,306       549,683
                                                          ------------  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .    1,362,344     1,270,721
                                                          ============  ============

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 264,733 shares,
     and 121,080 shares respectively . . . . . . . . . .          265           121
  Additional paid-in Capital . . . . . . . . . . . . . .      424,731       354,875
  Less: Subscription receivable. . . . . . . . . . . . .         (660)         (660)
  Accumulated Surplus (Deficit). . . . . . . . . . . . .   (1,786,680)   (1,623,767)
                                                          ------------  ------------
Total Stockholders' Equity . . . . . . . . . . . . . . .   (1,362,344)   (1,269,431)
                                                          ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . .  $         0   $     1,290
                                                          ============  ============

  The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            From
                                                                        Inception on
                                                       For the nine   August 24,1995
                                                       months ended       through
                                                        September 30,   September 30,
                                                     2002        2001         2002
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Income (Loss). . . . . . . . . . . . . . . .  $(162,913)  $(330,727)  $(1,786,680)
Non-Cash items:
  Shares issued for services . . . . . . . . . .     70,000      10,000        95,900
  Amortization . . . . . . . . . . . . . . . . .                                1,200
Increase (Decrease) in current liabilities:
Accounts payable . . . . . . . . . . . . . . . .     91,623     320,611     1,362,344
                                                  ----------  ----------  ------------

Net Cash from Operations . . . . . . . . . . . .     (1,290)       (116)     (327,236)

Cash Flows from Financing Activities:

Cash Infused from sale/issuance of common stock.                              327,236
                                                  ------------------------------------

Net Cash from Financing Activities . . . . . . .          0        (116)            0

Net increase (decrease) in cash. . . . . . . . .     (1,290)       (232)     (327,236)

Beginning Cash . . . . . . . . . . . . . . . . .      1,290       2,789           -0-

Cash as of Statement Date. . . . . . . . . . . .  $       0   $   2,557   $  (327,236)
                                                  ==========  ==========  ============

  Cash Paid For:
    Interest . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0
    Taxes. . . . . . . . . . . . . . . . . . . .  $       0   $       0   $         0

  Non-Cash Financing Transaction:
    Stock issued for services. . . . . . . . . .  $       0   $  10,000   $    25,900

  The accompanying notes are an integral part of these financial statements.

                                 NETJ.COM CORP.
                          (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                From
                                                                            Inception on
                                 For the three            For the nine     August 24,1995
                                  months ended            months ended          Through
                                  September 30,           September 30,      September 30,
                                2002        2001        2002        2001         2002
-----------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $     -0-   $     -0-   $     -0-   $     -0-   $       -0-
                             ----------  ----------  ----------  ----------  ------------

Expenses

General and Administrative.    139,451     314,737     162,913     330,727     1,786,680
                             ----------  ----------  ----------  ----------  ------------

Net Loss from Operations. .   (139,451)   (314,737)   (162,913)   (330,727)   (1,786,680)

Net Income (Loss) . . . . .  $(139,451)  $(314,737)  $(162,913)  $(330,727)  $(1,786,680)
                             ==========  ==========  ==========  ==========  ============

Loss per Share. . . . . . .  $   (0.94)  $   (2.62)  $   (1.25)  $   (2.75)  $    (17.43)
                             ==========  ==========  ==========  ==========  ============

Weighted Average
    Shares Outstanding. . .    147,625     120,080     130,025     120,080       102,517
                             ==========  ==========  ==========  ==========  ============

  The accompanying notes are an integral part of these financial statements.

                                  NETJ.COM CORP
                          (a Development Stage Company)
                   Notes to The Unaudited Financial Statements
                               September 30, 2002

NOTES  TO  FINANCIAL  STATEMENTS

NetJ.Com Corp ("the Company") (formerly Professional Recovery Systems, Ltd.), has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

COMMON  STOCK

During September 2002, the Company issued 140,000 shares of authorized but previously unissueed common stock for services rendered at $70,000 (or $0.50 per share).

In September 2002, the Board of Directors and Shareholders of the Company approved a one for one hundred (1:100) reverse split of its common stock. All presentations of shareholders' equity are presented as if the reverse split had been effect since inception.

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

ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

 (i))  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

     NetJ currently has no business operations or material assets. Our plan of operation, consisting in the acquisition of Zoolink Communications is described in great detail in Definitive Information Statement, Form/Schedule 14C filed OCTOBER 31, 2002.

     The acquisition contemplates the following steps prior to and at closing of the acquisition of ZooLink: (i) the issuance of 14,000,000 shares at $0.005 per share, in exchange for the settlement of $70,000 of debt recorded on our balance sheets; (ii) the consolidation of our share capital on the basis of one new share for each one-hundred existing shares; (iii) the settlement of $502,218 of debt recorded on our balance sheet in exchange for the issuance of 11,008,920 shares at $0.0456 per share, post-consolidation; (iv) the issuance of 10,000,000 at $0.011 per share post-consolidation, against a $110,000 cash advance applied to settle debt recorded on our balance sheet of $421,012; (v) the settlement of $184,905 of debt recorded on our balance sheet in exchange for the issuance of 8,380,000 shares at $0.02175 per share, post consolidated shares; (vi) the cancellation of 21,148,359 post consolidated shares of our common stock; (vii) the issuance of 12,000,000 new investment shares in exchange for each 1.3957 ZooLink share.

     The number of new investment shares to be issued in exchange for ZooLink shares assumes that all outstanding special warrants of ZooLink will be converted into common shares of ZooLink prior to closing of the acquisition.

     The acquisition of ZooLink will result in our carrying on the business of ZooLink, being that of an Internet Services Provider and server co-location provider. Based upon the business plan and expansion potential of ZooLink, our current board of directors believes that ZooLink represents a suitable target for acquisition.

     The closing of the acquisition of ZooLink by NetJ ("the Acquisition") is subject to a number of conditions being met, including the approval of the Board of Directors of each of NetJ and ZooLink and the completion of a satisfactory due diligence investigation by each party. The closing is also subject to ZooLink obtaining the consent of no less than 90% of its common shareholder and special warrant holders to voluntarily tender their shares to NetJ, and settlement of all material debt recorded on the books of NetJ.

     The Share Exchange will become effective upon approval and adoption by us and ZooLink, in the manner provided by the law of our places of incorporation and constituent corporate documents, and upon filing Articles of Exchange with the Nevada government. The Closing date of the acquisition is currently expected to be November 21, 2002, subject to extension by the parties.

     Prior to the closing of the acquisition, ZooLink is required to obtain the agreement of all its security holders to deliver shares of ZooLink held by them to NetJ on closing of the transaction. Accordingly, the share exchange will be voluntary on the part of ZooLink security holders. Any shareholders of ZooLink that do not wish to participate in the share exchange may request dissenters rights, in which case they may be entitled to receive the fair market value of their shares payable in cash.

     On closing, NetJ will change its name to ZooLink Corporation. or a similar name, and obtain a new CUSIP number and symbol from the NASD. By written consent of a majority of our shareholders of record as at October 4, 2002, the acquisition of ZooLink was approved in accordance with Nevada corporate laws.

     Please refer to Definitive Form/Schedule 14C, for more complete information about our acquisition of Zoolink.

 (ii)) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSWe have enjoyed no revenues since our inception August 24, 1995. All expenses incurred since inception have been administrative, legal and accounting for the purpose of 1934 Act Registration, and complying with the reporting requirements of an OTCBB quoted company.


     PART  II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.

 (iii)) ELECTION OF DIRECTORS. Shareholders have approved the re-election of Wendy Paige and James J. Melillo as the directors of the Company to constitute the Board of Directors.

 (iv)) CHANGE OF CORPORATE NAME. In connection with the acquisition of ZooLink, shareholders have approved a name change from NetJ, Corp. to ZooLink, Corporation.

 (v)) APPROVAL OF CHANGE OF AUDITOR. In connection with the acquisition of ZooLink, shareholders have approved the appointment of Deloitte & Touche as the auditors of the company, such appointment to take effect subsequent to the closing of the acquisition of ZooLink. If the acquisition does not complete, NetJ will retain its current auditors, Chisholm & Associates.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.  Certification(s) Pursuant to 18 USC
Section  1350

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  November  14,  2002
                                  NETJ.COM CORP

                                       by
/s/Wendy  Paige                                                 /s/James Melillo
   Wendy  Paige                                                    James Melillo
Acting President/Director                                               Director

--------------------------------------------------------------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


       Wendy Paige, Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief:
     In connection with this Quarterly Report on Form 10-QSB, dated November 14, 2002, I/we certify


(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  November  14,  2002

     /s/Wendy  Paige
      Wendy  Paige