Form 10QSB
period 2002-12-31
ZOOLINK CORP
filed 2003-02-14
CIK 1094806

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________________

Commission File Number: 000-30442

Zoolink Corporation
(Name of Small Business Issuer in its charter)

Nevada	91-1997473

(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

510 – 601 West Hastings Street, British Columbia, Canada V6B 5A6
(Address of principal executive offices)

(604) 638 - 5465
Issuer’s telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 13, 2003, the registrant’s outstanding common stock consisted of 17,410,795 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

ZOOLINK CORPORATION

TABLE OF CONTENTS TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Second Quarter Interim Consolidated Financial Statements (Expressed in Canadian dollars) ZOOLINK CORPORATION Six months ended December 31, 2002 and 2001 (Unaudited - prepared by Management)

ZOOLINK CORPORATION
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	31-Dec-02	30-Jun-02
Assets
Current
Cash and cash equivalents	821,250	171,679
Accounts receivable	65,848	124,524
Prepaid expenses and deposits	68,229	63,165
Inventory	5,063	-

Total current assets	$960,390	$359,368

Capital assets (net)	603,144	630,169

Total Assets	$1,563,534	$989,537

Liabilities
Current
Bank loan	87,734	115,706
Accounts payable and accrued liabilities	286,666	212,590
Deferred revenue	31,156	47,263
Current portion of obligations under capital lease	114,968	130,350

Total current liabilities	$520,524	$505,909

Obligations under capital lease	59,725	82,240

Total liabilities	$580,249	$588,149

Shareholders' equity

Special warrants	-	2,119,155
Common Shares
Issued and outstanding - 20,871,948	3,644,863	397,393
Deficit	(2,661,578)	(2,115,160)

Total shareholders' equity	$983,285	$401,388

Total liabilities and shareholders equity	$1,563,534	$989,537

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.
(Expressed in Canadian dollars)

	Six months to	Six months to
	31-Dec-02	31-Dec-01

Revenue	393,751	534,469
Other revenue	74,185	-

Total revenue	$467,936	$534,469

Operating Expenses

General and administrative expenses	525,936	517,453

Sales and marketing	160,242	212,256

Research and network development	317,135	453,016

Total expenses	$1,003,313	$1,182,725

Loss from operations	$(535,377)	$(648,256)

Interest income	9,162	20,694

Interest expense	(20,196)	(32,816)

Net loss	$(546,411)	$(660,378)

Loss per share	(0.03)	(0.03)
Weighted average number of common shares	20,552,647	20,514,448

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	Six months to	Six months to
	31-Dec-02	31-Dec-01

Operating Activities
Net loss	(546,411)	(660,378)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	101,169	111,362
Loss on disposal of capital assets	-	1,810
Changes in operating assets and liabilities
Accounts receivable	58,676	50,977
Work in progress		7,019
Prepaid expenses and deposits	(10,127)	(11,128)
Accounts payable and accrued liabilities	74,076	19,722
Deferred revenue	(16,106)	(4,591)

Net cash used in operating activities	$(338,723)	$(485,207)

Financing activities
Repayment of obligations under capital lease	(37,897)	(79,267)
Special warrants received	-	369,405
Issue of common shares	1,128,315
(Decrease) increase in bank loan	(27,973)	8,406

Net cash from financing activities	$1,062,445	$298,544

Investing activities
Purchase of capital assets	(74,151)	(95,120)
Proceeds on disposal of capital assets	-	960

Net cash used in investing activities	$(74,151)	$(94,160)

(Decrease) increase in cash and cash equivalents	649,571	(280,823)

Cash and cash equivalents, beginning of period	171,679	578,561

Cash and cash equivalents, end of period	$821,250	$297,738

See accompanying notes

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

1.

BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NetJ.com Corp. (“NetJ”) was incorporated in the State of Texas on August 24, 1995 and was reincorporated in the State of Nevada on January 23, 1998. In 1999, NetJ ceased activities in establishing an agency for the collection of accounts in the medical profession. Since then NetJ has actively pursued a number of businesses in various sectors for acquisition.

On October 1, 2002, NetJ entered into a share exchange agreement with ZooLink Communications Ltd. (“ZooLink”) and its principal shareholder to acquire 100% of the issued and outstanding share capital of ZooLink (including the conversion of 4,540,134 warrants with a carrying value of $2,119,155) in exchange for the issue of 12,000,000 common of NetJ.

Prior to the closing of the acquisition agreement NetJ issued 14,000,000 common shares for the settlement of debt totaling US$70,000, rolled back its issued common shares (1 new share for each 100 old shares outstanding), issued 19,508,920 new shares for debt of US$687,123, issued 10,000,000 new shares for subscriptions received of $110,000, settled debts aggregating US$421,012 for $110,000, amounts due to related parties aggregating US$116,048 were forgiven; and cancelled 21,265,359 new shares.

The acquisition closed on November 21, 2002 upon which NetJ had 17,261,529 shares issued and outstanding of which 50.67% are issued to the former shareholders of ZooLink. In addition, NetJ reserved a total of 3,252,919 shares of common stock for issuance upon conversion of warrants of ZooLink.

The acquisition of ZooLink has been accounted for as a reverse acquisition under which the acquiror is considered to be ZooLink. The results of operations include those of both companies from the date of acquisition, November 21, 2002, to date. The operating results prior to the acquisition are those of ZooLink.

ZooLink Communications Ltd., was incorporated in Canada in August 1998. ZooLink is a provider of internet access, networking services, wireless connectivity within a wide area network, web hosting, server co-location and managed hosting services.

The functional currency of the Company is the Canadian dollar and all management and operations are in Canada. Theses financial statements are presented in Canadian dollars.

1.

BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the following significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements and for the periods presented. Estimates are used for, but not limited to, accounting for doubtful accounts, valuation of rights earned on provision of services, amortization, income taxes, and contingencies. Actual results may differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash-on-hand, funds on deposit and short-term investments with an original maturity of 90 days or less.

Capital assets

Capital assets are recorded at cost. Amortization is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Computer hardware	30% declining balance
Computer software	100% declining balance
Office furniture and equipment	20% declining balance
Leasehold improvements and	Over the shorter of the useful
computer software under lease	life or term of the lease

Impairment of long-lived assets

On July 31, 2002 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The adoption of SFAS No.

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

144 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Revenue recognition

(i) Revenue from internet access is recognized in the period in which the service is provided when the amount of revenue is determinable and collectability is reasonably assured.

(ii) Revenue from web design services is recognized on the percentage of completion basis when the amount of revenue is determinable and collectibility is reasonably assured.

(iii)
Revenue from wireless network consulting and development services is recognized under the terms of the related contract as the services are performed, when the amount of revenue is determinable and collectibility is reasonably assured.

(iv) Revenues that have been prepaid or invoiced but do not yet qualify for recognition under the Company’s policies are presented as deferred revenues.

Research and development costs

Research and development costs are expensed when incurred.

Advertising

The Company expenses advertising costs as they are incurred, and are included in sales and marketing expenses .

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Deferred tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the income tax assets will be realized.

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Stock-based compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company has accounted for employee stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25,
Accounting for Stock Issued to Employees.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

2.	ACCOUNTS RECEIVABLE

	December 31	June 30
	2002	2002

Trade accounts	$222,745	$185,242
Other amounts receivable	-	22,113
Allowance for doubtful accounts	(156,897)	(82,831)

	$65,848	$124,524

At June 30, 2002, other amounts receivable include reimbursements due from the Company’s landlord.

3.	CAPITAL ASSETS

		December 31		June 30
		2002		2002

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer hardware	$1,018,503	$507,703	$510,800	$569,956
Computer software	66,531	56,636	9,895	15,871
Office furniture and equipment	62,155	23,830	38,325	35,890
Leasehold improvements	45,768	1,644	44,124	8,452

	$1,192,957	$589,813	$603,144	$630,169

Included in computer hardware is hardware under capital lease with an original cost of $559,066 (2002 - $524,700), included in computer software is software under capital lease of $25,782 (2001 - $25,782) and included in office furniture and equipment is equipment under capital lease with an original cost of $4,572 (2001 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $301,264 (2001 - $256,020), on computer software under capital lease of $17,188 (2001 - $12,890) and on the equipment amounted to $2,103 (2001 - $1,829).

4.

BANK LOAN

The Company’s bank loan is a demand installment loan with interest at bank prime (4.25% - December 31, 2002) plus 3% per annum, secured by certain assets of the Company, repayable in monthly principal installments of $4,662, due July 1, 2004.

5.	OBLIGATIONS UNDER CAPITAL LEASE The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

2003	$127,355
2004	24,739
2005	10,344
2006	6,781

169,219

Less amount representing interest at rates varying
between 8.9% (2001 - 8.5%) and 20.15% (2001 - 18.25%)	17,861

Present value of future minimum lease obligations	187,080
Less current portion	(127,355)

$59,725

6.

COMMON SHARES

Authorized – 100,000,000 having a par value of $0.001 per share. During the period the Company issued 357,500 common shares for gross proceeds of $1,128,315.

Additional stock-based compensation information

As discussed in Note 2, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements because the stock option exercise price was not less than the fair value of the underlying common share at the date of the grant. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method. The Company’s calculations were made using the minimum value method with the following weighted average assumptions: expected life, four years; risk-free interest rate, 4%; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting periods of the awards, pro forma net loss would not have been materially different from the amounts reported for the six month periods ended December 31, 2002 and 2001.

7.	GENERAL AND ADMINISTRATIVE EXPENSES

	Six month	Six month
	period ended	period ended
	December 31	December 31
	2002	2001

Legal, accounting	$105,241	$125,684
Rent	95,894	54,100
Bad debts	74,066	43,855
Amortization	101,169	111,362
Salaries and benefits	76,514	151,495
Office	73,051	30,956

	$525,936	$517,453

8.	SALES AND MARKETING EXPENSES

	Six month	Six month
	period ended	period ended
	December 31	December 31
	2002	2001

Advertising and promotion	$19,810	$58,976
Consulting fees	45,699	16,874
Salaries and benefits	71,093	120,546
Travel & Entertainment	23,641	15,860

	$160,242	$212,256

9.	RESEARCH AND DEVELOPMENT EXPENSES

	Six month	Six month
	period ended	period ended
	December 31	December 31
	2002	2001

Line lease	$130,951	$143,622
Network development	92,635	114,645
Salaries and benefits	93,549	194,749

	$317,135	$453,016

10.

COMMITMENTS

The Company has entered into certain agreements for the lease of its office premises for a terms expiring up to July 31, 2012. As at December 31, 2002, the future minimum payments under the leases for the year ending June 30 are due as follows:

2003	$84,576
2004	236,833
2005	259,809
2006	112,650
2007	66,144
Thereafter	761,307

$1,521,319

11.	FINANCIAL INSTRUMENTS Fair value

The Company has financial instruments which include cash and cash equivalents, accounts receivable and other, deposits, accounts payable and accrued liabilities, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at December 31, 2002 and June 30, 2002.

Credit risk

The Company currently derives revenue primarily from a large number of customers. These customers are geographically dispersed and the Company closely monitors credit granted to each customer.

Foreign exchange risk

The Company undertakes certain sales and purchases in U.S. dollars and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to reduce its exposure to foreign exchange risk.

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended December 31, 2002. All dollar amounts are in Canadian dollars unless otherwise noted.

Results of Operations

Total revenues for the six months period ended December 31, 2002 was $467,936, an decrease of 12% as compared to the total revenue for the six months ended December 31, 2001. Sales revenue for the six months ended December 31, 2002 was $393,751, representing a decrease of 26% as compared to the sales revenue of $534,469 for the six month period ended December 31, 2001. The decrease in revenue was caused by the Company’s management team focusing on the re-capitalization of the Company and the uncertainty involved therein and the lack of customers caused by the slow down in the high technology sector.

Expenses

Overall the Company’s expenses for the six months ended December 31, 2002 were $1,003,313, representing a 15% reduction when compared to the same period last year. General and administration expenses increased by 1.64% to $525,936 for the six months ended December 31, 2002. The increase was caused by an increase in the provision for doubtful debts and public company costs, including investor relation costs of $28,364, and was partially offset by a decrease in salary and wages. Research and development costs for the six month period to December 31, 2002 was $317,135, representing a 30%

decrease as compared to $453,016 for the six months ended December 31, 2001. The decrease was caused by the reduction in co-location fees that were previously paid to a third party supplier and a decrease in salary and wages expenses. During the period, the Company acquired its own data center facilities, thus ensuring economies of scale.

Sales and marketing expenses for the six months period ended December 31, 2002 was $160,242, representing a decrease of 24% as compared to $212,256 for the six months ended December 31, 2001. The reduction was caused by a decrease in salary and wages expenses and reduced advertising costs.

Loss from operations for the six months period to December 31, 2002 was $535,377. This represented a 17% reduction as compared to the six months ended December 31, 2001.

Net loss after interest income and expense was $546,411 for the six months ended December 31, 2002, a decrease of 17% as compared to the loss of $630,378 for the six months ended December 31, 2001. The decrease in net loss was caused was caused by a decrease in interest expenses which was partially offset by a decrease in interest income.

Liquidity

The Company’s working capital improved from negative $99,278 for the six months to June 30, 2002 to a positive $471,022 for the six months to December 31, 2002. The improvement was due to the funds received from the issuance of shares relating a private placement.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

There are no known trends or uncertainties that will have a material impact on revenues.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability. Investment tax credits claimed are ultimately subject to finalization of a review by Canada Customs and Revenue Agency. No assurances can be provided that the Company’s investment tax credit claims will be accepted as filed.

The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the company’s trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

Item 3 - Controls and Procedures

The Company is managed exclusively by its President and principal executive officer, with the assistance of a financial consultant who reports directly to the principal executive officer. The Company does not have key management other than its principal executive officer. As a result, disclosure decisions are made directly by the principal executive officer of the Company and are based on direct knowledge of the Company's affairs held by him. These individuals also supervise all bookkeeping and other record keeping activities undertaken by the Company and make material business decisions for the Company. All formal disclosure documents are reviewed and approved by the Company's principal executive officer and financial consultant and are based on first hand knowledge of these individuals (as opposed to knowledge derived from reports from employees, other consultants or managers). As a consequence, the Company's principal executive officer and financial consultant are of the view that the Company's disclosure controls and procedures are effective and result in full and true disclosure of material facts related to the Company's affairs.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 -Change in Securities

On or about September 13, 2002, we authorized a 100 to 1 reverse-split of our common stock. The effective date was September 30, 2002.

On November 21, 2002, we issued 8,747,081 shares of our common stock in exchange for the acquisition of 100% of the issued and outstanding shares of ZooLink Communications Ltd., a company incorporated under the laws of Canada. The shares were issued to former shareholders of ZooLink Communications Ltd. pursuant to Regulation S promulgated under the U.S. Securities Act of 1933, due to the foreign residency of the former shareholders. The shares are restricted pursuant to Rule 144.

In addition, and also in connection with the acquisition of ZooLink Communications Ltd., we have reserved an additional 3,252,919 shares of our common stock for issuance to holders of special warrants issued by ZooLink Communications Ltd. Pursuant to the terms of the warrants and the acquisition agreement, the warrants are convertible into shares of common stock of ZooLink Corp. Shares issued on conversion of the special warrants will be issued in reliance on Regulation S due to the foreign residency of all holders of the special warrants. The special warrants have been fully paid, and accordingly we will not receive any additional consideration on conversion.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

Shareholders of the company approved by way of written consent of shareholders holding 99.39% of the issued and outstanding common stock of the company, the following:

The acquisition of the issued and outstanding shares of stock of ZooLink Communications Ltd., in exchange for the issuance of 12,000,000 shares of common stock.

The election of Wendy Paige and James J. Melillo as sole directors of NetJ.

The amendment of our Articles of Incorporation to change our corporate name to ZooLink Corporation.

The appointment Deloitte & Touche LLP as the independent auditors of NetJ for the fiscal year ending June 30, 2003, subject to the completion of the acquisition of ZooLink.

The foregoing resolutions took effect on November 20, 2002.

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 – Certification required pursuant to section 906 of the Sarbanes Oxley Act.

(b) The registrant filed the following reports on Form 8-K during the period covered by this report:

1.	October 7, 2002 – Form 8-K reporting on share consolidation.
2.	November 22, 2002 – Form 8-K reporting on the acquisition of ZooLink Communications Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February13, 2003	ZOOLINK CORPORATION
(Registrant)

By: /s/ Ali Shawkat
------------------------------
Ali Shawkat, President

SECTION 302 CERTIFICATION

I, Ali Shawkat, certify that:

1.	I have reviewed this quarterly report of December 31, 2002.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002

By: /s/ Ali Shawkat
Ali Shawkat, President

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of ZooLink Corporation, a Nevada corporation (the "Company"), does hereby certify that:

1.
The Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2003	By:	/s/ Ali Shawkat
Ali Shawkat, President