Form 10QSB
period 2003-03-31
ZOOLINK CORP
filed 2003-05-15
CIK 1094806

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to __________________

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

As of May 12, 2003, the registrant’s outstanding common stock consisted of 18,933,986 shares.

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

SIGNATURES

EXHIBITS

CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated
Financial Statements
(Expressed in Canadian dollars)

ZOOLINK
CORPORATION

Nine months ended March 31, 2003
and 2002
(Unaudited - prepared by
Management)

ZOOLINK CORPORATION

Consolidated Balance Sheets
(Expressed in Canadian dollars)

	31-Mar-03	30-Jun-02
Assets
Current
Cash and cash equivalents	423,568	171,679
Accounts receivable	62,874	124,524
Prepaid expenses and deposits	49,422	63,165
Inventory	5,063	-

Total current assets	$540,927	$359,368

Capital Assets (net)	562,838	630,169

Total Assets	$1,103,765	$989,537

Liabilities
Current
Bank Loan	73,748	115,706
Accounts payable and accrued liabilities	161,892	212,590
Deferred Revenue	1,430	47,263
Current portion of obligations under capital lease	97,814	130,350

Total current liabilities	$334,882	$505,909

Obligations under capital lease	41,144	82,240
Subscriptions Received	5,919	-

Total liabilities	$381,946	$588,149

Shareholders' equity

Special Warrants	-	2,119,155

Common Shares
Common Stock, par value $0.001;issued 20,871,948	20,872	-
Additional Paid in Capital	3,867,711	397,393
		-
Deficit	(3,166,763)	(2,115,160)

Total shareholders' equity	$721,820	$401,388

Total liabilities and shareholders equity	$1,103,765	$989,537

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.
(Expressed in Canadian dollars)

	Nine months to	Nine months to	Three Months to	Three Months to
	31-Mar-03	31-Mar-02	31-Mar-03	31-Mar-02

Revenue	575,900	779,337	182,149	244,868
Other revenue	135,654	-	61,469	0

Total revenue	$711,554	779,337	243,618	244,868

Operating Expenses

General and administrative	838,888	811,898	312,953	294,445

Stock Based Compensation	242,240		242,240	0

Sales and marketing	224,591	303,601	64,348	91,345

Research and network development	440,391	705,610	123,256	252,594

Total expenses	$1,746,110	1,821,109	742,797	638,384

Loss from operations	$(1,034,556)	(1,041,771)	(499,179)	(393,515)

Interest income	9,162	27,988	0	7,294

Interest expense	(26,203)	(51,382)	(6,008)	(18,566)

Net loss	$(1,051,597)	(1,065,165)	(505,187)	(404,787)

Loss per share	(0.05)	(0.05)	(0.02)	(0.02)
Weighted average number of common
shares	20,685,402	20,514,448	20,871,985	20,514,448

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	Nine months to	Nine months to
	31-Mar-03	31-Mar-02

Operating Activities
Net loss	(1,051,597)	(1,065,165)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	161,088	170,430
Loss on disposal of capital assets	-	3,167
Stock based compensation	242,240	-
Changes in operating assets and liabilities
Accounts receivable	61,650	116,326
Work in progress	-	10,619
Prepaid expenses and deposits	8,680	(15,108)
Accounts payable and accrued liabilities	(50,698)	18,353
Deferred revenue	(45,833)	(8,243)

Net cash used in operating activities	$(674,471)	$(769,621)

Financing activities
Repayment of obligations under capital lease	(73,632)	(121,883)
Special Warrants received	-	369,405
Subcriptions received	5,919	-
Issue of common shares	1,129,795	-

(Decrease) increase in bank loan	(41,958)	(5,580)

Net cash from financing activities	$1,020,123	$241,942

Investing activities
Purchase of capital assets	(93,763)	(115,641)
Proceeds on disposal of capital assets	-	1,680

Net cash used in investing activities	$(93,763)	$(113,961)

(Decrease) increase in cash and cash equivalents	251,889	(641,639)

Cash and cash equivalents, beginning of period	171,679	990,882

Cash and cash equivalents, end of period	$423,568	$349,242

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

The acquisition of ZooLink has been accounted for as a reverse acquisition under which the acquirer is considered to be ZooLink. The results of operations include those of both companies from the date of acquisition, November 21, 2002, to date. The operating results prior to the acquisition are those of ZooLink.

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

2.	ACCOUNTS RECEIVABLE
	December 31	June 30
	2002	2002

Trade accounts	$176,388	$185,242
Other amounts receivable	-	22,113
Allowance for doubtful accounts	(113,514)	(82,831)

	$62,874	$124,524

At June 30, 2002, other amounts receivable include reimbursements due from the Company’s landlord.

3.	CAPITAL ASSETS

		March 31		June 30
		2003		2002

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer hardware	$1,028,358	$555,190	$473,168	$569,956
Computer software	66,531	59,529	7,002	15,871
Office furniture and equipment ....	63,763	26,155	37,608	35,890
Leasehold improvements	53,918	8,858	45,060	8,452

	$1,212,570	$649,732	$562,838	$630,169

Included in computer hardware is hardware under capital lease with an original cost of $559,066 (2002 - $524,700), included in computer software is software under capital lease of $25,782 (2001 - $25,782) and included in office furniture and equipment is equipment under capital lease with an original cost of $4,572 (2001 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $324,635 (2001 - $276,040), on computer software under capital lease of $19,336 (2001 -$15,039) and on the equipment amounted to $2,240 (2001 - $2,360).

4.	BANK LOAN

The Company’s bank loan is a demand installment loan with interest at bank prime (4.75% - March 31, 2003) plus 3% per annum, secured by certain assets of the Company, repayable in monthly principal installments of $4,662, due July 1, 2004.

5.	OBLIGATIONS UNDER CAPITAL LEASE

The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

2003	$97,814
2004	36,625
2005	14,016
2006	8,783

157,238
Less amount representing interest at rates varying
between 8.9% (2001 - 8.5%) and 20.15% (2001 - 18.25%)	18,280

Present value of future minimum lease obligations	138,958
Less current portion	(97,814)

$41,144

6.

COMMON STOCK

Authorized – 100,000,000 having a par value of $0.001 per share. During the 3-month period the Company issued 10,000 common shares for gross proceeds of $1,480.

Options

On March 19th, 2003 the Company adopted a stock option plan. Under the Plan the Company may issue up to 2 million shares of common stock to employees, officers, directors and consultants of the Company. The term of the option may not exceed ten years. During the 3-months ended March 31st, 2003 the Company granted options to issue 205,000 shares to its employees and directors, and 50,000 to its consultants at exercise prices ranging from $0.10 to $0.040. All options have a term of 5 years from the date of grant and vest immediately.

7.	GENERAL AND ADMINISTRATIVE EXPENSES

	Nine month	Nine month
	period ended	period ended
	March 31	March 31
	2003	2002

Legal, accounting	$157,163	$211,070
Rent	164,215	82,732
Bad debts	73,688	66,471
Amortization	161,088	170,430
Salaries and benefits	108,328	233,964
Office	174,406	47,231

	$838,888	$811,899

8.	SALES AND MARKETING EXPENSES

	Nine month	Nine month
	period ended	period ended
	March 31	March 31
	2003	2002

Advertising and promotion	$23,348	$83,503
Consulting fees	71,951	26,642
Salaries and benefits	100,507	169,166
Travel & Entertainment	28,785	24,290

	$224,591	$303,601

9.	RESEARCH AND DEVELOPMENT EXPENSES

	Nine month	Nine month
	period ended	period ended
	March 31	March 31
	2003	2002

Line lease	$176,682	$222,214
Network development	132,490	178,188
Salaries and benefits	131,219	305,208

	$440,391	$705,610

10.

COMMITMENTS

The Company has entered into certain agreements for the lease of its office premises for a terms expiring up to July 31, 2012. As at March 31, 2003, the future minimum payments under the leases for the year ending June 30 are due as follows:

2003	$84,576
2004	236,833
2005	259,809
2006	112,650
2007	66,144
Thereafter	761,307

$1,521,319

11.	FINANCIAL INSTRUMENTS Fair value

The Company has financial instruments which include cash and cash equivalents, accounts receivable and other, deposits, accounts payable and accrued liabilities, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at March 31, 2003 and June 30, 2002.

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

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements that have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended March 31, 2003. All dollar amounts are in Canadian dollars unless otherwise noted.

Results of Operations

Total revenues for the nine month period ending March 31, 2003 was $711,554, a decrease of 8.7% as compared to the total revenue for the nine months ended March 31, 2002. Sales revenue for the nine months ending March 31, 2003 was $575,900, representing a decrease of 26% as compared to the sales revenue for the nine-month period ending March 31, 2002. The decrease in revenue was caused by management’s focus on the re-capitalization of the Company and the strengthening of the sales and marketing team during the last quarter.

Expenses

The Company’s expenses for the nine months ending 31st March 2003 were $1,746,110, representing a 4% reduction as compared to the same period last year. Excluding stock based compensation expense of $242,240, expenses decreased by 17% to $1,503,870, when compared to $1,821,109 for the nine months ending 31st March 2002.

General and administration expenses increased by 3% when compared to the same period last year. The increases in costs were caused by higher expenses in investor relations, public company costs, the provision of doubtful debts and occupancy costs which were partially offset by decreases in staff costs.

Sales and marketing expenses for the nine months ending March 31st, 2003 were $224,591, representing a decrease of 26% as compared to the same period last year. The reduction in expenditure was caused by decreases in advertising/promotion and staff costs. This was partially offset by increases in consulting fees. Advertising and promotion expenses decreased due to the Company’s focus on the co-location/managed services products and the engaging of more targeted marketing program.

Research and development expenses for the nine months ending March 31st, 2003 were $440,391, representing a reduction of 38% as compared to the same period last year. The reduction in expenditure resulted from a reduction in co-location fees that were previously paid to a third party supplier and a reduction in staff costs due to restructuring. The Company acquired two data centers during the period which resulted in economies of scale.

Loss from operations before amortization, interest and stock based compensation was $631,228, representing a reduction of 28% as compared to the nine months ended March 31st, 2003

Net loss after interest, amortization and stock based compensation was $1,051,597 (5 cents per share), representing a reduction of 1% as compared to the same period last year.

Liquidity

The Company’s working capital improved from negative $146,541 as at June 30, 2002 to a positive $207,474 as at to March 31, 2003. The improvement was due to the funds received from the issuance of shares relating a private placement and the reduction in non-essential expenses.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

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

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 99.1 – Certification required pursuant to section 906 of the Sarbanes Oxley Act.

(b)	The registrant filed the following reports on Form 8-K during the period covered by this report:

1.	October 7, 2002 – Form 8-K reporting on share consolidation.

2.	November 22, 2002 – Form 8-K reporting on the acquisition of ZooLink Communications Ltd.

3.	February 4, 2003 – Form 8-K reporting the change in certifying accountants and change in fiscal year end.

4.	March 25, 2003 – Form 8-K/A reporting the Signed Letter of former accountant, Chisholm & Associates, Certified Public Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 13, 2003	ZOOLINK CORPORATION
(Registrant)

		By:	/s/ Ali Shawkat
Ali Shawkat, President

SECTION 302 CERTIFICATION

I, Ali Shawkat, certify that:

1.	I have reviewed this quarterly report of March 31, 2003.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 13, 2003

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

2.	Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	May 13, 2003	By:	/s/ Ali Shawkat__
Ali Shawkat, President