Form 10KSB
period 2003-06-30
ZOOLINK CORP
filed 2003-10-14
CIK 1094806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2003

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

000-30442
(Commission File No.)

ZOOLINK CORP.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

91 -1997473
(I.R.S. Employer I.D. No.)

501 – 601 West Hastings Street, Vancouver, British Columbia, Canada, V6B 5A6, Tel: (604) 638-5465
(Address, including zip code, and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant's consolidated revenues for its most recent fiscal year were $764,742.

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,660,036, based on the closing trade on August 29,2003 as reported on the NASD Over-the-Counter Bulletin Board quotation system. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 30, 2003, the registrant's outstanding common stock consisted of 19,582,974 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Form 10-KSB
Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Management's Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management
	12	Certain Relationships and Related Transactions
IV	13	Exhibits and Reports on Form 8-K
	14	Controls and Procedures
Signatures and Certification

PART I.

Caution Respecting Forward Looking Statements

Certain statements in this Form 10-KSB may constitute forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word “estimate”, “project”, “intend,” “expect,” “believe,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled to” or “anticipates,” or variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with our business, operations and management.

These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to our business, operations and management include, but are not limited to, the risks and uncertainties affecting our business.

Currency of Financial Information and Exchange Rate Table

We maintain our books of account in Canadian dollars and references to the dollar amounts herein are to the lawful currency of Canada unless otherwise designated.

Item 1. DESCRIPTION OF BUSINESS

OVERVIEW

Since 1998, ZooLink Communications Ltd. has traditionally been a provider of Internet access and networking services, more recently with an emphasis on high speed wireless connectivity within a wide area network. Our primary services include providing Internet access over telecommunications lines, and over fixed wireless networks. We also offer web-hosting, server co-location, and managed hosting services.

In 2002 we implemented a new and unique business strategy focusing on the acquisition and upgrade of data centers. These next generation data centers will each operate as a replicable business unit with upgraded and packaged services being offered to customers. We use the term Intelligent Data Centers to describe these business units, which will use our proprietary management software. These Intelligent Data Centers will serve as the platform for our Web based services including server co-location, web-hosting, dedicated hosting and related managed services. Our Intelligent Data Center strategy involves locating distressed data centers that can be acquired on favorable terms. The low acquisition costs provide us with a competitive advantage over other server co-location providers that incurred large expenses in developing a data center and related infrastructure. The primary focus for sales of services using our Intelligent Data Center platforms will be of server co-location services. Server co-location is a growing segment of the internet services industry, which we believe can achieve margins that are greater than other internet services offered by us. We believe that based on current market conditions, this strategy will permit ZooLink to operate its data centers at break-even levels at approximately 10% of capacity for any particular data center unit. We plan to seek suitable data centers for acquisition in both the United States and Canada.

CORPORATE HISTORY

ZooLink began operations in 1998 as an Internet Service Provider (ISP). We were originally incorporated on August 31, 1998 under the British Columbia Company Act. In November 2000, we underwent a reorganization of our share capital prior to a financing and were continued under the Business Corporations Act (Canada).

In November of 2002, we completed a reverse merger with Netj.com Corp, a Nevada corporation, whereby our Canadian company became a wholly owned subsidiary of Netj.com. Netj.com was originally incorporated in the State of Texas on August 24, 1995, and was reincorporated in the State of Nevada on January 23, 1998, as Professional Recovery Systems, Ltd., with the intent of initiating an agency for the collection of past due accounts, in the medical profession particularly. On or about August 1, 1999, we determined that our original business plan was not viable. On July 16, 1999, we changed corporate name to NetBanx.com Corp., and on November 2, 1999, we changed our corporate name again to NetJ.com Corp. No change of control or management, acquisition, or agreement for acquisition, merger or combination accompanied either of these corporate situs or name changes. The second name change was occasioned by the discovery of a conflict with the name of another unrelated company. The transition from Texas to Nevada was occasioned by former management's determination that Nevada does not impose a corporate income tax, but only an annual fixed franchise fee.

Our head office and principal place of business is located at 1800-1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9. On August 1, 2001, ZooLink opened a second office located at 220 - 101 6th Ave SW, Calgary, Alberta, Canada, T2P 3P4. Our resident agent in the State of Nevada is Vegas Publications, 106-5160 South Valley View, Las Vegas, Nevada 89118.

INDUSTRY OVERVIEW

We compete in the Internet services market. Since the commercialization of the Internet in the early 1990s businesses have rapidly established corporate Internet sites and connectivity as a means to expand customer reach and improve communications efficiency. Internet access service is still a fast growing segment of the global telecommunications services market. According to International Data Corporation, the number of Internet users worldwide is forecasted to grow to over 600 million by the year 2003. Internet access services represent the means by which Internet service providers interconnect users to the Internet or to corporate intranets and extranets. Access services include dial-up access for mobile workers and small businesses and high-speed dedicated access used primarily by mid-sized and larger organizations. In addition to Internet access services, Internet services providers are increasingly providing a range of value-added services, including shared and dedicated web hosting and server co-location, security services, and advanced applications such as IP-based voice, fax and video services.

A description of the industry for each segment we compete in follows.

Value-added Internet services

Value-added services are required in order to establish a high quality, reliable Web site or to run a Web-based application on the Internet. Businesses with Web-centric operations must, among other things, procure and integrate sophisticated hardware and software, hire and retain an operations support staff or consultants, develop application specific technical skills, and have access to a secure, fault-tolerant physical location and redundant Internet connectivity. While it is possible for a business to assemble all of these elements in-house, many companies elect to outsource all or a portion of their Internet operations to companies offering hosting services. Hosting companies, in general, provide various infrastructure-related services, including secure, monitored data centers, uninterrupted power supply and high-speed network connectivity. These services can often be offered at a significant cost savings compared to maintaining them in-house. We categorize the market for outsourced Web hosting services into the following:

  Shared Hosting: Customers share server hardware, software and bandwidth with other customers. Shared hosting provides a price competitive entry point for individuals and businesses desiring a simple Web site.
  Dedicated Hosting: Customers are provided with a server including hardware, software and bandwidth, however the server is not shared with other users. This provides greater bandwidth and data storage ability to the customer.
  Co-location Hosting: Customers own their hardware, software and network equipment, which is housed off-site at the hosting company's facilities. The customers retain responsibility for the installation, management, upgrading and security of their hardware and Web sites. While co-location requires the customer to assume the majority of the responsibilities for the operation of its Web site, co-location has been and remains an attractive option for Web-centric companies with advanced in-house Internet expertise.
  Managed Hosting: Customers are provided a complete hosting solution. Unlike co-location, the service provider supplies the hardware, software, Network equipment and support necessary to run the Web site or application. Managed hosting today includes dedicated services as well as value-added services, such as firewall management, stress testing and consulting services. As Web-enabled IT solutions have become more complex, even large and technically astute businesses have found Internet technologies and applications a challenge to manage. For such companies, including many Fortune 2000 companies, managed hosting has become a preferred alternative.

A variety of companies, including other ISPs and large systems integrators, offer products and services that attempt to address Internet outsourcing needs. However, we believe the services offered by these companies fail to address certain elements required to ensure that customers' Internet operations are reliable, scalable and responsive. ISPs have traditionally focused on providing Internet access and many have not developed the technical expertise and physical resources to support mission-critical Web sites and applications. In addition, many large systems integrators focus primarily on large enterprises and traditional information technologies. As a result, we believe a significant opportunity exists for companies to provide a combination of complex hosting, outsourced applications management and professional consulting services that enable businesses to implement reliable, high-performance and cost effective Internet solutions.

Internet Connectivity Services

We also compete in the traditional telephone access and high-speed internet connectivity industry segment. We are seeking to establish ourselves as a leader in fixed wireless Internet connectivity. Fixed wireless refers to establishing fixed points within an area that communicate through wireless communications. Each point can in turn be connected to a local area network. For example, within a city, wireless antennae can be mounted atop office and residential hi-rises. Those antennae will receive and transmit data for end users within the network connected to the antennae. Wireless connectivity competes with other high-speed Internet connections, such as co-axial cable, dedicated telephone lines, satellite wireless and fiber optic cable. The advantage of fixed wireless is the relatively low cost of installation, as no hard wires or able is required to be installed between buildings.

Recently, we have emphasized on the high-speed wireless market. According to research from International Data Corp. wireless Internet use is expected to grow rapidly through 2003. "Currently, there are about five million wireless Internet subscribers around the world. By 2003, there will be almost 330 million users, which would account for 55% of all users of the Internet, according to International Data Corp." [Source: Business Week, 5 June 2000, page EB16.]

We believe that the growing demand for access to information is shaping the future of wireless communications. To achieve the vision of truly mobile information, the next-generation of wireless services will provide higher voice quality, expanded coverage, seamless global roaming, high speed data, and a full range of broadband multimedia services, including full motion video, video conferencing, and Internet access. Additional services will include on-demand medical imaging, real-time road maps, and anytime, anywhere video conferencing. The design and deployment of such next generation systems will require new multimedia-capable networking, and specifications that ensure that the new wireless infrastructure is both specific enough to deliver planned services and flexible enough to provide services that have not been conceived.

The rapidly growing demand for high-speed communications capabilities is a global phenomenon. Even more so than in the United States and Canada, very few of the commercial office buildings in major cities abroad are directly connected to fiber or other broadband alternatives. At the same time, many countries are beginning to open up their communications markets to competition and to make available spectrum rights that are suited to broadband communications services. Therefore, we believe there is a significant first-to-market opportunity for us to obtain spectrum rights and sell our broadband communications services in selected markets abroad. We expect to use our experience in building and operating fixed wireless broadband networks to successfully compete in these overseas markets. For these reasons, we plan to acquire spectrum, build fixed wireless local networks and sell communications services and our other products and services in overseas markets.

The effect of the dot-com era

In the 1990's, many new Internet businesses were founded and funding was readily available to permit these businesses to grow prior to achieving significant revenues or earnings. Many of these companies were ahead of their time in the services offered, or simply had a business model that could not be sustained without incurring expenses that exceeded revenues due to lack of demand or too much supply of similar services from competitors. This phenomena is commonly referred to as the Internet or technology bubble, and in the public markets was characterized by companies with unsustainable price to earnings ratios. The bubble burst, resulting in the loss of funding for many of these companies, who subsequently were forced to cease their existing Internet business. This burst represents a contradictory phase in the Internet services industry, where companies without funding or significant revenues are disappearing, or being acquired by their competitors at low valuations.

The contraction in the Internet services industry has presented opportunities for consolidation amongst service providers. Of particular interest to ZooLink is the contraction in co-location and hosting services.

One aspect of this opportunity is a result of the significant number of data centers that were developed during the dot-com era at high cost. The high costs of these data centers meant that companies had to maintain operations of the data center at near full capacity in order to break even. As too many data centers were built, excess capacity in the market has meant many companies failing or disposing of their Internet businesses. This has resulted, and continues to result, in the liquidation or sale of their data centers. Accordingly over-all capacity in the market is decreasing as data-centers are liquidated or consolidated into other operations.

We believe that fundamentally the Internet services industry is a growing industry. Hosting and managed services continue to become a recognized alternative to in-house solutions for many businesses in North America, and worldwide. These factors when combined suggest a unique opportunity now exists in the market to acquire and establish operations at data centers, at minimal cost. Based on current market pricing and availability, these salvaged data centers can operate at break-even at approximately 10% capacity. We believe this opportunity will last through the contraction phase of the Internet services industry.

A second opportunity that arises as a result of the contraction in the Internet services industry is the ability to consolidate operations among businesses in order to reduce excess capacity of data-centers, and increase earnings from operations of those data-centers.

OUR SERVICES

Co-Location

We are implementing a business strategy that focuses on server co-location services. Co-location will be offered from our upgraded Intelligent Data Center platforms.

Our Intelligent Data Centers enable our customers to house their business-critical Internet servers in a state of the art data center, providing them a high level of security, bandwidth management and reliable redundant connectivity. Our co-location service is also targeted to Web-centric businesses, such as Internet Service Providers, Applications Service Providers, Content Providers and Carriers.

Our Intelligent Data Centers are designed to be robust and technologically current as necessary to ensure a company's mission critical applications are running uninterrupted 24 hours a day, 7 days a week. Security is one of our top priorities to protect against cyber terrorism. Our facilities are fully monitored around the clock and include biometric palm readers, motion sensors, security cameras, mantraps and other features including network security to prevent unauthorized intrusions. Our facilities also feature climate control and fire suppression systems.

The following are some of the benefits associated with our co-location services:

–   Access to carrier grade space available in major metropolitan cities across Canada allowing customers to locate as close to their end users as possible;

–   Wide range of connectivity options available at up to 60% discount;

–   24 hour per day unescorted access to customer’s equipment;

–   24 hour per day manned security on premise;

–   24 hour per day video surveillance and monitoring;

–   24 hour technical support and systems administration support;

–   Redundant power backup systems;

–   Redundant environmental control systems;

–   Redundant connectivity, peering and network architecture; and

–   Fire suppression systems.

We have also developed a family of proprietary software technologies to enhance our co-location services. In early 2002 we launched ControlSysTM, a web based control system that allows customers to administer certain aspects of their Internet infrastructure online through a standard Web browser.

We are also developing a proprietary software technology called RADSysTM. RADSysTM provides continuous diagnostic feedback to our customers, including reporting, analyzing, and diagnosing their Internet infrastructure. RADSysTM has been under development since January 2002 and will be available in Beta version commencing November 2002 with plans to launch a finalized version of the software in the first quarter of 2003. Our newly acquired data center in Calgary, Alberta will be the first facility to employ RADSysTM.

Co-Location Space

Customers may select options to accommodate their space needs, including single or multiple server co-locations on shared racks, or may request a secured cage for their servers exclusively.

ZooLink provides great flexibility in connectivity for its Co-location clients. Bandwidth is available on a flat rate or usage basis. ZooLink also provides Ultra-line, a service for those customers wanting to build redundancy into their networks. All bandwidth services are monitored and reports are made available online daily.

Managed Services

We have developed a new and unique innovative package of managed services. Our managed services provides customers with a broad and flexible set of packaged services, including industry leading systems and hardware solutions to network services and security. We have selected a number of manufacturers to offer its customers the best in dependable and reliable dedicated server solutions. Our system solutions enable customers to rent bundled server packages for 12 or 24 months allowing companies to conserve valuable capital.

We realize that managing a network can be a difficult task. We have introduced a number of network services to help customer’s set-up and manage their network. We have also partnered with major hardware and software vendors to offer clients support services for their network.

We also offer our customers a full suite of information backup and restoration services to prevent data loss.

Security is another major concern for our customers and has become one of the most critical components of their business on the Internet. ZooLink's security specialists can assist clients in evaluating and minimizing their security risks through security audits, server hardening, firewalls and consulting services.

Managed Hosting

We have built a technically innovative Web hosting service platform. Our Web hosting services are fully automated and are accessible via the Internet, allowing us to offer hosting services to business customers nationally and internationally. Our extensive array of Web hosting solutions, including fully managed Web hosting services, are designed based on four main cornerstone features: performance, reliability, convenience and security.

Our network has been designed for maximum performance from world-class peering arrangements with global carriers to highly available Storage Area Network servers. ZooLink's servers are separated into specialized pools of services that are load balanced to ensure reliable service during periods of high demand loads.

Our Web hosting servers are housed at our secure Intelligent Data Centers. Customer Web-sites are backed up daily and archives are kept in safe offsite locations. Our network is designed for security with redundant backbone links and banks of redundant servers incorporated into a network designed to avoid a single point of failure.

Wired & Wireless Connectivity

We provide reliable, flexible and fast broadband Internet access services to businesses. To offer these services, we have built a technically innovative self-healing network engineered from the ground up to deliver speed and reliability with redundant connectivity to multiple carriers. We have also created several peering arrangements to ensure the fastest route for customer Internet traffic. We offer both wired and wireless Internet connections on our network. These are described below.

Wired Connectivity

To facilitate wired connectivity between ZooLink's network and its customers, we typically purchases "local loops” from telecommunications companies. These "local loops” are typically copper wire, the remnants of telecommunications companies legacy networks, or expensive fiber-optic cable, the construction of which has slowed substantially in recent years due to the high cost of build out. We lease these third-party connections and offer them to customers seeking traditional and high-speed services.

Wireless Connectivity

We also offer fixed wireless Internet connectivity. Wireless Internet service is far more economical and robust than landlines. We offer wireless services for dedicated wireless Internet connectivity with speeds starting from 10 Mbps up to 1 Gbps for those customers that have high bandwidth requirements.

We believe fixed wireless infrastructure provides an optimal solution for delivering broadband capacity across the last mile. In contrast to fiber optic cable, the majority of the cost associated with establishing fixed wireless connections is related to technology and equipment, the cost of which has decreased over time. As such, we are able to connect customer buildings at substantially lower cost than a fiber optic network. This cost advantage enables us to economically deliver broadband capacity, services and applications to a larger addressable market than would otherwise be possible with fiber-optic cable.

Our typical customer is serviced by placing a 12-inch digital microwave antenna on the roof of the customer's building. The customer's data traffic travels from the customer's premises over the building's internal wiring to this rooftop antenna. The traffic is then routed via wireless transmission to another antenna on a nearby hub site building, which has a direct line of site to the antenna on the customer's building. Hub sites serve as aggregation points for the reception and distribution of its customer's data traffic. Hub sites are connected to each other via high-speed wireless links in a concentric arrangement for redundancy.

We offer several wireless connectivity options including shared connectivity delivered over our proprietary AirDSL service. AirDSL is a competitive offering to wired ADSL service. Both ADSL and AirDSL are offered by us at very similar future sets and price structure. AirDSL is essentially a point to point wireless connection that is then distributed to certain customer suites throughout a connected building by wired or wireless means. AirDSL is a fully managed service where we control bandwidth, billing and customer usage through an intelligent distribution switch placed in each building. AirDSL essentially allows us to spread the cost of wireless connectivity amongst several customers enabling us to offer them lower price points.

Most of our wireless services fall under the microwave portion of the electro-magnetic spectrum between 2.4 GHz and 38 GHz. ZooLink's products generally fall under two main categories, "License-exempt" and "Licensed." Generally, Licensed products require regulatory approval before deployment while License-exempt products can be deployed without any regulatory approval. Roughly 80% of ZooLink's wireless services utilize license-exempt frequencies.

MARKET

The market for the services offered through our Intelligent Data Centers is primarily Web-centric businesses, such as Internet Service Providers (ISPs), Applications Service Providers (ASPs), Content Providers and Carriers. Our customers primarily use its services to maintain complex computer equipment in a secure, fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and to support complex Internet applications. ZooLink currently offers its services from its Intelligent Data Center facilities in the cities of Vancouver and Calgary, Canada. ZooLink plans to acquire and develop additional data centers in Canada and the US.

ZooLink has also created a comprehensive set of Managed Internet services to provide its our customers the ability to outsource the technical administration of their Internet infrastructure, which is becoming too complex to manage and protect easily. Through these services ZooLink is able to help protect enterprises from downtime and other problems caused by security breaches, catastrophic events, business spikes, or even routine, planned outages. ZooLink's IT experts help deploy Internet-based systems and provide the ongoing monitoring and management of the Internet access, hosted Web sites, security devices, and storage facilities upon which these systems are built.

Our wired and wireless Internet connectivity and related consulting services are currently offered in Vancouver and Calgary only.

MARKETING

We are currently implementing a number of traditional and innovative sales and marketing initiatives as follows:

Strategic Alliances - We have implemented a number of strategic alliances and relationships including various marketing and technology sharing programs that have promoted the adoption of our services and technology with customers. We are continuously seeking additional relationships among industry leaders in areas that support our efforts in the co-location, hosting, and managed services industries, especially in the further development and deployment of innovative managed services.

Advertising - We have developed a marketing plan that includes print advertising, direct mail, trade shows and Internet links to spotlight our co-location, web site hosting and managed services. We also utilize traditional mediums like the Yellow Pages, newsprint and brochures to specifically target customers. We also have sales and customer support representatives that meet directly with these businesses to offer our services and answer any questions the customer may have.

Telemarketing Campaigns - We will utilize telemarketing companies to carry out telemarketing campaigns geared to identify qualified leads, follow-up on sales progress to the qualified leads, and offer assurance that new potential contact lists are current and accurate.

Direct Sales - We utilize direct sales that uses various methods for reaching potential customers to generate interest, answer questions, follow up telemarketing leads and close the sales cycle.

Product Licensing & Rebranding - We will also seek to access target markets through product licensing and rebranded offerings to market aggregators, or industry, or occupation-related organizations possessing established affiliations with the target market. Likely candidates for product licensing and rebranded offerings include ISPs, ASPs, Telecom companies and others.

Referral Program - We are implementing a comprehensive referral program that compensates customers and others that refer business to us. Our referral program will be primarily targeted at ADSL and Web Hosting services that are more suited to this type of sales medium.

Channel Partnerships - We will engage in strategic partnerships with consulting and systems integration firms that provide IT expertise, goods, services and other resources to our target market segment. Partnerships provide access to large customer bases, in exchange for financial or in-kind considerations.

COMPETITION

The markets that we serve are intensely competitive. The main barrier to entry is the significant investment required to create a state-of-the-art data center and supporting infrastructure and personnel. The principal competitive factors in this market include:

–   Quality of service delivery and scalability of infrastructure;

–   Quality of customer service and support;

–   Multiple levels of services offered;

–   Network capacity, reliability, security and adaptability to new technologies;

–   Internet system engineering expertise;

–   Technical expertise with multiple platforms, protocols and industry standards;

–   Relationships with technology partners and vendors;

–   Number and geographic presence of sales and technical support personnel;

–   Price;

–   Financial resources; and

–   Brand name.

Our focus is on our core competency of Co-location and managed hosting. We believe our technical team, focus, and experience distinguishes it from its competition and enables it to provide quality, managed hosting solutions.

Our current and potential competitors include:

Internet Service Providers: Internet service providers with a significant regional, national or global presence targeting business customers. Many of these companies primary focus is providing Internet access services but many have established hosting or co-location offerings.

Telecommunications Carriers: Many large carriers, including AT&T Corp., Cable & Wireless plc, Telus Communications, Bell Canada and Sprint Corporation, offer data networking and Internet access services. They compete with us by bundling various services such as local and long distance voice, data transmission and video services to their business customers. We believe that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with Internet service providers to meet the Internet access and data networking requirements of business customers. Accordingly, we expect to experience increased competition from these telecommunications carriers.

Managed Hosting Competitors: There are more limited competitors in the managed hosting market. Carriers and Internet service providers are also entering the managed hosting market, including AT&T, Sprint and Qwest.

EMPLOYEES

ZooLink employs eleven full and part-time staff at its facilities in Vancouver, British Columbia and Calgary, Alberta.

Item 2. DESCRIPTION OF PROPERTY

PROPERTY

Our executive office and data center is located in Vancouver, British Columbia, where we currently lease 5,736 square feet. We lease this space under an industry standard operating lease with a term expiring February 27, 2006, renewable at the option of ZOOLINK. Current monthly lease obligations before operating costs and taxes are $6,429. Our Calgary office and data center is located in Alberta. This space is leased under an industry standard lease with a term expiring July 31, 2007, renewable at the option of ZOOLINK. Current monthly lease obligations before operating costs and taxes are $4,664. The Company has an executive office located in Calgary, Alberta where we currently lease 1,500 square feet. This office is leased under an industry standard operating lease with a term expiring March 31, 2004. Current monthly lease obligations before operating costs and taxes are $1,526. This office is currently sublet to the end of the lease. We believe that our current facilities are adequate and are suitable for our current use, and that suitable additional facilities will be available, when needed, upon commercially reasonable terms. Our facilities are adequately insured against perils in a manner consistent with industry practice.

INTELLECTUAL PROPERTY

ZooLink has proprietary rights to its ControlSysTM and RadSysTM technologies. We also have registered AirDSL as a trade name. We will rely on a combination of patent laws (if applicable), trade secret laws, non-disclosure and other contractual agreements, and technical measures to protect the confidential information, know-how, and proprietary rights relating to these technologies. We have registered active Internet domain names for www.zoolink.com.

Our standard employment agreements and trade agreements contain provisions that protect the confidentiality of our proprietary property. All our employees and independent sales entities are required to sign these agreements prior to their employment or engagement.

To date we have not received notification that our services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with our services, thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

To date we have not received notification that our services or products infringe the proprietary rights of third parties. Third parties could however make such claims of infringement in the future. We cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with our services, thereby substantially reducing the value of our proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees or any license agreements will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material legal actions pending, threatened, or contemplated against us, other than the following:

A claim has been filed in the Court of Queens Bench of Alberta by VerySmartPeople Inc. alleging various claims including breach of contract. The claim alleges damages of up to $5 million and seeks to enjoin us from terminating services to the plaintiff. We believe the claim is without merit and will aggressively defend the action.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board), a quotation service administered by the National Association of Securities Dealers (NASD). Our trading symbol is "ZLNK".

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market. Trading of our shares under our current business commenced on November 22, 2002. The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board since the commencement of trading. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2003	First Quarter (ended Sept. 30, 2003)	$0.35	$0.17
2003	Fourth Quarter (ended June 30, 2003)	$0.81	$0.12
2003	Third Quarter (ended March 31, 2003)	$1.06	$0.63
2002	Second Quarter (December 31, 2002)	$1.06	$0.61

As of September 30, 2003 there were approximately 87 holders of record of our common stock and an unknown number of beneficial holders, holding a total of 19,582,974 shares.

We have not declared any dividends in the last fiscal year.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. All dollar amounts are in Canadian dollars unless otherwise noted.

RESULTS OF OPERATIONS

The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-KSB for the year ended June 30, 2003. All dollar amounts are in Canadian dollars unless otherwise noted.

Results of Operations

Total revenues for the year ended June 30, 2003 was $764,742, representing a decrease of 6% as compared to the total revenue for the ten-month period ended June 30, 2002. The Company’s management team focusing on the re-capitalization of the Company and the uncertainty involved therein caused the decrease in revenue. Co-location market has become extremely competitive and the Company has had to re-adjust its product offerings to compete effectively. On a consolidated basis, the Company loss per share was $0.08 as compared to a loss per share of $0.07 for the ten-month period ended June 30, 2002.

Expenses

Overall the Company’s expenses for the year ended June 30, 2003 were $2,590,286, representing a 22% increase when compared to the ten-month period ended June 30, 2002. General and administration expenses increased by 77% to $1,310,067 for the year ended June 30, 2003. The increase was caused by the additional costs related to stock based compensation of $553,341 due to the granting of stock options at exercise price less than market price; foreign exchange loss of $65,792 caused by the strengthening of the Canadian dollar against the US dollar; investor relation expenses of $108,121 and an increase in rent due to the additional facilities in Calgary and Vancouver.

Research and development costs for the year ended June 30, 2003 was $583,128, representing a 31% decrease as compared to $841,980 for the ten months ended June 30, 2002. The decrease was caused by the reduction in co-location fees that were previously paid to a third party supplier and a decrease in salaries and benefits as the company reduced its non-essential staff in the technical department. During the period, the Company acquired its own data center facilities under a long-term lease, thus ensuring economies of scale.

Sales and marketing expenses for the year ended June 30, 2003 was $272,995, representing a decrease of 10% as compared to $304,482 for the ten-month period ended June 30, 2002. The decrease was caused by reductions in advertising due to the Company’s commitment to control costs; decreases in salaries and benefits caused by a high turn over in sales staff, this was partially offset by increases in consulting fees.

Net loss after interest income and expense was $1,844,570 for the year ended June 30, 2003, which was represented an increase of 37% as compared to the ten-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital decreased from a deficiency of $146,541 for the ten-month period ended to June 30, 2002 to a deficiency of $136,764 for the year ended June 30, 2003.

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

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.

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

Item 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains information regarding the members of the Board of Directors and the Executive of ZooLink as of the date of this Form 10-KSB:

Name	Age	Position
West McDonald Ali Shawkat	33 30	Director, President & CEO Director

All of the Officers identified above serve at the discretion of the Board and have consented to act as Directors of the Company.

Biographical information for each of the above named Directors is set forth below:

West McDonald: Mr. McDonald serves as our President and Chief Executive Officer since October 9, 2003. Previously he acted as our Vice President of Sales and Marketing since April of 2003 where he was responsible for developing and deploying our sales strategy and marketing plan, including building a sales team, budgetary approval, and data center improvements. Prior to his involvement with ZooLink, West was President and CEO of Talking Tag Technologies Inc. of Alberta Canada, a venture enterprise, and Sales Manager with PSI NET Canada Ltd. responsible for Western Canada. With PSINet he built and managed a team of 22 sales professionals that established new revenue generation of $400,000 to $1.2 million per month. Mr. McDonald has completed an number of sales and marketing programs, and holds a Bachelors degree in Arts from York University in Toronto.

Ali Shawkat: Mr. Shawkat co-founded ZooLink and prior to his resignation as President and CEO on October 9, 2003 was responsible for overseeing the day to day operations of the company. Mr. Shawkat had been the President and sole Director of ZooLink since March of 2002. Mr. Shawkat interned as an engineer with Vector Environmental Technologies, a private engineering consulting and construction project management company based in Reno, Nevada. Mr. Shawkat holds a Bachelor of Applied Science, B.A.Sc. (Eng.) from the University of British Columbia, Vancouver, B.C., Canada.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing Directors or Executive Officers of ZooLink.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

During the fiscal year ended June 30, 2003, the Board of Directors consisted solely of Mr. Ali Shawkat. All matters which required Board approval were consented to in writing by all of the Company’s Directors. As of October 9, 2003, Mr. West McDonald has joined the Board of Directors.

Mr. Ali Shawkat acts as the sole member of the Audit Committee and Compensation Committee. There is no standing nominating committee.

CODE OF ETHICS

ZooLink does not propose to adopt a Code of Ethics until such time as it has expanded its Board of Directors and appointed additional senior management personnel.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the fiscal years ended June 30, 2001, 2002 and 2003 by ZooLink’s President and Chief Executive Officer (“CEO”) and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensation ($) (i)
Ali Shawkat President & CEO	2003	Nil	Nil	$64,000(1)	215,000	Nil	Nil	Nil

[1]               Salary paid during the fiscal period.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

Name (a)	Securities Under Options/ SARs Granted (#) (b)	% of Total Options/ SAR's Granted to Employees in Fiscal Year (c)	Exercise or Base Price ($/Security) (d)	Expiration Date (f)
Ali Shawkat President & CEO	100,000	11.94%	$0.10	February 19, 2008
	115,000	13.73%	$0.40	February 19, 2008

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

Name (a)	Shares Acquiredon Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at year End (#) Exercisable/ Unexercisable (d)	Value of Unexercised in-the-money options/SARs at year end ($) Exercisable/ Unexercisable (f)
Ali Shawkat President & CEO	Nil	Nil	157,500/57,500	45,750/5,750

Compensation of Directors

There are no standard arrangements pursuant to which Directors of ZooLink are compensated for services provided as a Director or members of committees of the Board of Directors. The sole director of ZooLink did not receive any compensation for the year ended June 30, 2003 for services provided as a Director or member of a committee of the Board of Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are currently no employment contracts in place with the Directors and Officers of ZooLink other than the standard employment agreements used for all employees.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as at June 30, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance. We have not held an annual meeting of stockholders since implementation of the plan.

Equity Compensation Plan Information -
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable
Equity compensation plans not approved by security holders	2,000,000	$0.32	Nil
Total	2,000,000	$0.32	Not applicable

2003 Stock Option Plan

The purpose of the Stock Options Plan (Plan) is to provide additional incentives to employees, officers, directors and consultants of ZooLink Corporation, thereby helping to attract and retain the best available personnel for positions of responsibility. The options issued under this Plan constitute nonqualified stock options, unless otherwise stated.

The maximum number of shares that maybe optioned and sold under the Plan is 2 million shares of common stock of ZooLink Corporation, with any options that become expired or unexercisable becoming available for further grants. The Board of Directors of the Company administers the Plan and the Board determines the exercise price of the Stock Option at the time of grant. The term of the Plan will terminate on the tenth anniversary from its effective date.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2003 by

(i)	each person or entity known by ZooLink to beneficially own more than 5% of the Common Stock;

(ii)	each Director of ZooLink;

(iii)	each of the named Executive Officers of ZooLink; and

(iv)	all Directors and Executive Officers as a group.

Except as noted below, ZooLink believes that the beneficial owners of the Common Stock listed below, based solely on information furnished by such owners, have sole voting and investment power with respect to such shares.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Common Stock	Ali Shawkat, 510 – 601 West Hastings Street, Vancouver, BC, V6B 5A6	3,207,339	14%
Common Stock	Mudhar Shawkat, 510 – 601 West Hastings Street, Vancouver, BC, V6B 5A6	3,788,002	17%
Common Stock	Royal Canadian Growth Fund[3]	1,074,721	6.2%

[1]        Based upon information furnished to ZooLink or publicly filed with the SEC, by either the Directors, Executive Officers or other beneficial holders listed above.

[2]        Based upon a total of 21,326,948 shares of common stock currently issued and outstanding, and includes in each case any stock underlying options granted to each person listed.

[3]        RBC Funds Inc. is the manager of accounts and has delegated its investment management duties to RBC Global Investment Management Inc. ("RBC GIM"). RBC GIM is known to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of securities in such account. The Royal Canadian Growth Fund, an account for which The Royal Trust Company serves as trustee, owns more than five percent of the class.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Ali Shawkat, a director and President of Zoolink, and his father Mudhar Shawkat, being a former director and co-founder of ZooLink Communications Ltd., were parties to the share exchange agreement dated October 1, 2002 whereby we acquired all the issued and outstanding shares of ZooLink Communications Ltd. Ali Shawkat and Mudhar Shawkat received 3,049,839 and 3,718,002 shares in our common stock respectively, in exchange for their holdings of ZooLink Communications Ltd. pursuant to the share exchange agreement.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Articles of Incorporation	Incorporated by reference from the registrant’s registration statement on Form 10-SB filed with the Securities and Exchange Commission (Commission File No. 0-30442) on December 30, 1999 (the Form 10-SB).

3.2	Amendment to the Articles of Incorporation	Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission (Commission File No. 333-103916) on March 19, 2003 (the Form S-8).

3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form 10-SB

10.1	Stock Acquisition Agreement with Netj.com Corp., dated October 1, 2002	Incorporated by reference to Annex A to the Definitive Schedule 14C filed with the Securities and Exchange Commission on October 31, 2002.

10.2	2003 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Form S-8

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Morgan & Company LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	To be filed by amendment

31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

A Form 8-K was filed on January 21, 2003 notifying the change in principal accountants from Deloitte & Touche LLP to Morgan & Company LLP.

Item 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its President, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision of the President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants in connection with the review and preparation of the audited financial statements for the fiscal years ended June 30, 2002 and June 30, 2003 were US$20,291 and US$14,100, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s principal accountant in connection with the review of the Company’s interim quarterly reports during its fiscal years ended June 30, 2002 and June 30, 2003 were US$Nil and US$4,341, respectively.

Approval of Principal Accountant

Prior to engagement, the appointment of the principal accountant is approved by the audit committee following each annual meeting of our stockholders. We have not held an annual meeting of stockholders since our engagement of our current auditor. The engagement of the principal accountant is limited to audit and review services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signedon its behalf by the undersigned, thereunto duly authorized, on October 10, 2003.

ZOOLINK CORP.

By: /s/ West McDonald
West McDonald
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ West McDonald	Director and President	October 10, 2003
West McDonald	Chief Executive Officer
Principal Accounting Officer

ZOOLINK CORPORATION

(Formerly NetJ.Com, Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
ZooLink Corporation
(Formerly NetJ.Com, Corp.)

We have audited the consolidated balance sheet of ZooLink Corporation (formerly NetJ.Com, Corp.) as at June 30, 2003 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2003 and the results of its operations and cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

September 2, 2003	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED BALANCE SHEET
(Stated in Canadian Dollars)

	JUNE 30
	2003	2002

ASSETS
Current
Cash and cash equivalents	$77,639	$171,679
Accounts receivable and other (Note 4)	91,692	124,524
Prepaid expenses and deposits	64,631	63,165
	233,962	359,368
Capital Assets (Note 5)	513,113	630,169
Intangible Assets (Note 6)	105,437	-
	$852,512	$989,537
LIABILITIES
Current
Bank loan (Note 7)	$59,762	$115,706
Accounts payable and accrued liabilities	144,555	212,590
Advances and amounts payable (Note 8)	70,100	-
Deferred revenue	16,069	47,263
Current portion of obligations under capital lease	80,240	130,350
	370,726	505,909
Obligations Under Capital Lease (Note 9)	19,835	82,240
	390,561	588,149
SHAREHOLDERS’ EQUITY

Share Capital (Note 10)
Authorized:
100,000,000 common shares with a par value of
US$ 0.001
Issued and outstanding:
19,309,951 common shares at June 30, 2003 and
12,208,397 common shares at June 30, 2002	16,803	397,393
Additional paid-in capital	3,253,792	-
Special Warrants	1,313,994	2,119,155
Deferred Compensation	(162,908)	-
Deficit	(3,959,730)	(2,115,160)
	461,951	401,388
	$852,512	$989,537

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in Canadian Dollars)

		TEN
	YEAR	MONTHS
	ENDED	ENDED
	JUNE 30	JUNE 30
	2003	2002

Revenue	$764,742	$816,228

Operating Expenses
General and administrative expenses (Note 12)	1,734,163	981,482
Sales and marketing (Note 13)	272,995	304,482
Research and network development (Note 14)	583,128	841,980
	2,590,286	2,127,944

Loss From Operations Before Other Items	(1,813,544)	(1,311,716)
Other Items
Interest income	1,739	24,315
Interest expense	(32,765)	(61,887)

Loss For The Period	$(1,844,570)	$(1,349,288)

Basic And Diluted Loss Per Share	$(0.08)	$(0.07)

Basic And Diluted Weighted Average Number Of
Common Shares	20,750,174	20,514,448

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in Canadian Dollars)

		TEN
	YEAR	MONTHS
	ENDED	ENDED
	JUNE 30	JUNE 30
	2003	2002

Cash Flows From Operating Activities
Net loss	$(1,844,570)	$(1,349,288)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	209,820	196,894
Loss on disposal of capital assets	-	4,524
Stock based compensation	553,341	-

Changes in operating assets and liabilities
Accounts receivable	32,832	217,829
Work in progress	-	12,000
Prepaid expenses and deposits	(1,466)	(13,269)
Accounts payable and accrued liabilities	(138,135)	(4,562)
Deferred revenue	(31,194)	(12,176)
	(1,219,372)	(948,048)

Cash Flows From Financing Activities
Repayment of obligations under capital lease	(149,136)	(142,053)
Issue of common shares	1,302,133	-
Decrease in bank loan	(55,944)	(46,620)
Advances and amounts payable	70,100	-
	1,167,153	(188,673)

Cash Flows From Investing Activities
Purchase of capital assets	(11,921)	(68,402)
Acquisition of subsidiary	(29,900)	-
Proceeds on disposal of capital assets	-	2,400
	(41,821)	(66,002)

Decrease In Cash And Cash Equivalents	(94,040)	(1,202,723)

Cash And Cash Equivalents, Beginning Of Period	171,679	1,374,402

Cash And Cash Equivalents, End Of Period	$77,639	$171,679

Supplemental Disclosure Of Non-Cash Investing And
Financing Activities
Shares issued for acquisition of subsidiary	$49,659	$-
Capital lease obligations incurred	36,621	42,091

Supplemental Disclosure Of Cash Flow Information
Interest paid in cash	$43,127	$61,887

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2003
(Stated in Canadian Dollars)

	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	NUMBER OF SPECIAL WARRANTS	AMOUNT	DEFERRED COMPENSATION	DEFICIT ACCUMULATED	TOTAL

Balance, August 31, 2001	12,208,397	$397,393	$-	4,540,134	$2,119,155	$-	$(765,872)	$1,750,676

Loss for the period	-	-	-	-	-	-	(1,349,288)	(1,349,288)

Balance, June 30, 2002	12,208,397	397,393	-	4,540,134	2,119,155	-	(2,115,160)	401,388

Effect of 1 common share of
NetJ.com, Corp. for
1.3957 common shares and
special warrants of ZooLink
Communications Ltd.	(3,461,316)	(383,573)	383,573	(1,287,216)	-	-	-	-

Total relating to NetJ.Com,
Corp. balance,
November 21, 2002	8,747,081	13,820	383,573	3,252,919	2,119,155	-	(2,115,160)	401,388

NetJ.Com, Corp. shareholders as at
November 21, 2002	8,514,448	-	-	-	-	-	-	-

Issuance of common stock
For acquisition of Web
Host Canada Ltd.	250,000	355	49,304	-	-	-	-	49,659
For cash	357,500	484	1,263,485	-	-	-	-	1,263,969
For options exercised	205,000	278	37,886	-	-	-	-	38,164
For special warrants exercised	1,235,928	1,866	803,295	(1,235,928)	(805,161)	-	-	-

Stock based compensation	-	-	716,249	-	-	(162,908)	-	553,341
Loss for the year	-	-	-	-	-	-	(1,844,570)	(1,844,570)

Balance, June 30, 2003	19,309,957	$16,803	$3,253,792	2,016,991	$1,313,994	$(162,908)	$(3,959,730)	$461,951

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

1.

HISTORY AND ORGANIZATION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of Zoolink Corporation (“Zoolink”) (formerly NetJ.Com, Corp. (“NetJ”)), its wholly owned subsidiary Zoolink Communications (“subsidiary”) from November 21, 2002 (date of acquisition), its wholly owned subsidiary i3Datacenters Limited (“i3D”) and its wholly owned subsidiary, Web Host Canada Ltd. (“WHC”) from May 1, 2003 (date on acquisition), collectively the “Company”.

The Company is a provider of internet access, networking services, wireless connectivity within a wide area network, web hosting, server co-location and managed hosting services.

On October 1, 2002, the susidiary entered into a share exchange agreement with NetJ, which is a company incorporated in Nevada. At the time of the share exchange agreement, NetJ was a non-operating company.

In connection with the agreement, NetJ acquired 100% of the issued and outstanding share capital of the subsidiary consisting of 12,208,397 common shares and 4,540,134 special warrants for consideration of the issuance of 12,000,000 common shares of NetJ. The transaction closed on November 21, 2002 and, as a result, the former shareholders of the subsidiary obtained a majority interest in NetJ. On closing, NetJ issued 8,747,081 common shares and reserved for issue a total of 3,252,919 common shares to be issued upon conversion of the 4,540,134 special warrants. Prior to the closing of the acquisition agreement, NetJ issued 14,000,000 common shares for the settlement of debt totalling US$70,000, rolled back its issued common shares (1 new share for each 100 old shares outstanding), issued 19,508,920 new shares for debt of US$687,123, issued 10,000,000 new shares for subscriptions received of US$110,000, settled debts aggregating US$421,012 for US$110,000, amounts due to related parties aggregating US$116,048 were forgiven, and cancelled 21,265,359 new shares.

As NetJ. was a non-operating public company, the share exchange has been accounted for as a recapitalization of the subsidiary and an issuance of shares by the subsidiary to the shareholders of NetJ. On November 21, 2002, NetJ had no assets or liabilities.

In accounting for this transaction, the subsidiary is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet and their historical book values on the results of operations of the subsidiary have been presented for the comparative prior period.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

2.

GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at June 30, 2003, the Company has a working capital deficit of $136,764, and an accumulated deficit of $3,959,730, and its operating expenses exceed its revenues. Without realization of additional capital or the attainment of profitable operations, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financing.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of ZooLink Corporation (incorporated in Nevada, USA), ZooLink Communications Ltd. (incorporated in British Columbia, Canada), its wholly-owned subsidiary, i3Datacenters Limited (incorporated in Alberta and British Columbia, Canada), and its wholly-owned subsidiary, Web Host Canada Ltd. (incorporated in Alberta, Canada). All significant intercompany transactions and balances have been eliminated.

	b)	Basis of Presentation These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

c)

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

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Change in Year End

During the period ended June 30, 2002, the Company changed its fiscal reporting period from a fiscal year ended August 31 to a fiscal year ended June 30. Consequently, these financial statements reflect the results of the Company’s operations and its cash flows for the year ended June 30, 2003 and the ten month period ended June 30, 2002.

	e)	Cash and Cash Equivalents Cash and cash equivalents consist of cash-on-hand, funds on deposit and short-term investments with an original maturity of 90 days or less.

	f)	Capital Assets Capital assets are recorded at cost. Amortization is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

	Computer hardware	30% declining balance
	Computer software	100% declining balance
	Office furniture and equipment	20% declining balance
	Leasehold improvements and	Over the shorter of the useful life or term of the
	computer software under lease	lease

g)

Intangible Assets

Intangible assets are amortized on a straight-line basis over three years, representing the estimated life of the assets. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment by comparing the intangible asset’s fair value to its carrying value. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. None of the Company’s intangible assets are considered to be indefinite-lived and, accordingly, are evaluated for impairment in accordance with SFAS No. 144.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)

Impairment of Long-Lived Assets

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 144 – “ Accounting for the Impairment of Long-Lived Assets”. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements of the Company. SFAS No. 144 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, and for the disposal of a segment of a business. Pursuant to SFAS No. 144, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

	i)	Revenue Recognition

		i)	Revenue from internet access is recognized in the period in which the service is provided when the amount of revenue is determinable and collectibility is reasonably assured.

		ii)	Revenue from web design services is recognized on the percentage of completion basis when the amount of revenue is determinable and collectibility is reasonably assured.

iii)
Revenue from wireless network consulting and development services is recognized under the terms of the related contract as the services are performed, when the amount of revenue is determinable and collectibility is reasonably assured.

		iv)	Revenues that have been prepaid or invoiced but do not yet qualify for recognition under the Company’s policies are reflected as deferred revenues.

	j)	Research and Development Costs Research and development costs are expensed when incurred.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 –“Accounting for Income Taxes”. This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Deferred tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the income tax assets will be realized.

l)

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $26,078 for the year ended June 30, 2003, and $81,754 for the ten month period ended June 30, 2002.

m)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003, and its impact did not have a material effect on the Company’s results of operations or financial position.

n)

Comprehensive Income

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items other than the net (loss) earnings in any of the periods presented.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)

Foreign Currency Translation

These financial statements are stated in Canadian dollars as all significant asset and liabilities are held in Canadian dollars, the functional currency of the operating subsidiaries. Where transactions occur in other than the functional currencies, assets and liabilities are translated into Canadian dollars at the rate of exchange in effect at June 30, 2003. Revenue and expenses are translated using the exchange rate at the date of the transaction. Gains and losses on foreign currency translation adjustments are included in the statement of operations except for unrealized gains or losses on assets and liabilities held at the fiscal year end. Foreign exchange adjustment on the translation of these assets and liabilities are reported as a component of comprehensive income.

	p)	Segmented Information The Company operates in one segment - network solutions. All revenues are earned and all long-lived assets are located in Canada.

q)

Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 – “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. As described in Note 10(c), the Company has outstanding stock options at June 30, 2003 to purchase up to 332,475 common shares. These shares were not included in computing diluted loss per share because their effects were anti-dilutive. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares, and assuming the conversion of all outstanding special warrants.

r)

Acquisitions

The Company has adopted SFAS No. 141 – “Business Combinations”. SFAS No. 141 requires that the Company use the purchase method of accounting for all business combinations after June 30, 2001.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

s)

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, SFAS No. 145 rescinds both SFAS No. 4 – “Reporting Gains and Losses from Extinguishment of Debt”, and the amendment to SFAS No. 4, SFAS No. 64 –“Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS No. 145 to have a material impact on the Company’s results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

s)

Recent Accounting Pronouncements (Continued)

FASB has also issued SFAS No. 147 and 149 but they will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

4.	ACCOUNTS RECEIVABLE AND OTHER

		2003	2002

	Trade accounts	$130,653	$185,242
	Other amounts receivable	74,115	22,113
	Allowance for doubtful accounts	(113,076)	(82,831)

		$91,692	$124,524

5.	CAPITAL ASSETS

		2003		2002
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Computer hardware	$1,051,773	$597,529	$454,244	$569,956
Computer software	67,012	62,473	4,539	15,871
Office furniture and
equipment	79,334	30,040	49,294	35,890
Leasehold improvements	7,255	2,219	5,036	8,452

	$1,205,374	$692,261	$513,113	$630,169

Included in computer hardware is hardware under capital lease with an original cost of $561,287 (2002 - $524,700), included in computer software is software under capital lease of $25,782 (2002 - $25,782) and included in office furniture and equipment is equipment under capital lease with an original cost of $4,572 (2002 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $341,802 (2002 - $256,020), on computer software under capital lease of $21,845 (2002 - $12,890) and on the equipment amounted to $2,378 (2002 - $1,829).

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

6.	INTANGIBLE ASSETS Acquired intangible assets resulted from the Company’s acquisition of WHC (Note 11) and consist of a list of customers with an estimated life of three years.

Customer list	$111,639
Less: Accumulated amortization	(6,202)
$105,437

7.

BANK LOAN

The bank loan is a demand instalment loan bearing interest at bank prime plus 3% per annum, secured by all the assets of the Company, repayable in monthly principal instalments of $4,662 plus interest, and is due on July 1, 2004.

8.

ADVANCES AND AMOUNTS PAYABLE

Amounts payable of $70,100 representing remaining amounts payable to the former shareholders of WHC (Note 11) were paid in full subsequent to June 30, 2003 by cash payment of $21,600 and the granting of options to purchase 100,000 common shares of the Company at a price of $0.20 per share up to July 1, 2008.

9.	OBLIGATIONS UNDER CAPITAL LEASE The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

2003	$80,240
2004	20,983
2005	9,564
2006	2,271
113,058
Less: Amount representing interest at rates varying between 8.9% and
20.15%	(12,983)
Present value of future minimum lease obligations	100,075
Less: Current portion	(80,240)
$19,835

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

10.	SHARE CAPITAL

a)

Private Placement

In December 2002, the Company issued 357,500 shares of common stock of the Corporation at a price of US$3.16 per share for total proceeds of $1,128,315.

An amount of $135,654 was received in excess of the private placement of which no additional common shares have been issued. The amount has been included in additional paid-in capital.

b)

Special Warrants

During the year ended June 30, 2003, the Company issued 1,235,928 common shares upon exercise of 1,235,928 special warrants. Each special warrant is convertible into one common share for no additional consideration. As at June 30, 2003, 2,016,991 common shares are reserved for issue on the conversion of special warrants.

c)

Stock Options

The Company’s 2003 stock option plan provides for the grant of incentive stock options for up to 2,000,000 common shares to employees, consultants, officers and directors of the Company. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of one year.

The Company had the following stock option activity:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	OPTIONS	PRICE

Balance outstanding, August 31, 2001 and June 30, 2002	2,250,000	$1.84

Options granted	537,475	0.38
Options exercised	(205,000)	0.21
Options cancelled	(2,250,000)	1.84

Balance outstanding, June 30, 2003	332,475	$0.48

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

10.	SHARE CAPITAL (Continued)

	c)	Stock Options (Continued) The following table summarizes information about the stock options outstanding at June 30, 2003:

			OPTIONS
OPTIONS OUTSTANDING			EXERCISABLE
	NUMBER	REMAINING	NUMBER
EXERCISE	OF	CONTRACTUAL	OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$0.16	100,000	4.64	100,000
0.62	232,475	4.64	78,738

	332,475	4.64	178,738

Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company’s loss for the period would have been as follows:

	2003	2002

Net loss for the year	$(1,502,415)	$(1,349,288)
Additional compensation expense	(225,606)	-

Pro-forma loss for the year	$(1,728,021)	$(1,349,288)

Pro-forma basic and diluted loss per share	$(0.08)	$(0.07)

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

Risk free interest rate	5%
Expected life (in years)	1
Expected volatility	140.80%

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

11.

BUSINESS COMBINATION

On May 1, 2003, the Company acquired WHC for $100,000 ($29,900 paid at June 30, 2003) in cash and the issuance of 250,000 common shares (issued April 30, 2003). WHC provides advanced hosting solutions and co-location services. WHC has a complete portfolio of hosting services targeting small, medium and large enterprise businesses. WHC’s business complements the products and services that the Company provides through its data centers in Calgary and Vancouver.

Advances and amounts payable includes $70,100 due to the former shareholders of WHC. The Company was required to pay an aggregate $90,000 by June 30, 2003 with the balance due July 30, 2003 (Note 8).

The following summarizes the fair values of the WHC assets acquired as of the acquisition date:

	Acquisition price
	Cash consideration	$100,000
	Shares issued	49,659

		$149,659

	Purchase price allocation
	Capital assets	$38,020
	Customer list	111,639

		$149,659

12.	GENERAL AND ADMINISTRATIVE EXPENSES

	2003	2002

Legal and accounting	$192,357	$284,620
Rent	252,091	95,439
Bad debts	73,250	75,387
Amortization	209,820	196,894
Salaries and benefits	150,677	274,897
Office and sundry	128,714	54,245
Investor relations	108,121	-
Stock based compensation	553,341	-
Realized foreign exchange loss	65,792	-

	$1,734,163	$981,482

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

13.	SALES AND MARKETING EXPENSES
		2003	2002

	Advertising and promotion	$26,708	$81,754
	Consulting fees	84,608	32,560
	Salaries and benefits	134,214	162,066
	Travel	27,465	28,102

		$272,995	$304,482

14.	RESEARCH AND NETWORK DEVELOPMENT EXPENSES

	2003	2002

Line lease	$224,740	$261,973
Network development	177,849	211,810
Salaries and benefits	180,539	368,197

	$583,128	$841,980

15.	COMMITMENTS AND CONTINGENCIES

i)
The Company has entered into an agreement for the lease of its office premises for a term expiring July 31, 2012. As at June 30, 2003, the future minimum payments under the facilities lease for the year ending June 30 are due as follows:

2004	$171,924
2005	170,171
2006	137,662
2007	65,720
Thereafter	361,672

$907,149

ii)	The Company is party to a number of claims totaling approximately $6,800 with respect to unsolicited faxes. The Company disputes the claims and has not accrued for the amounts claimed.

iii)
The Company is the defendant in an action for damages in Ontario, Canada for an amount of $1,240,385 in respect of breaches of agreements. Subsequent to June 30, 2003, the claim was settled for $14,400. This amount is included in accounts payable at June 30, 2003.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

15.	COMMITMENTS AND CONTINGENCIES (Continued)

iv)
On September 30 a claim was filed in Alberta, Canada, in respect of breaches of an agreement for damages totaling $5,000,000. Management of the Company is of the opinion that the claim is without merit. No amount has been accrued in the financial statements as of June 30, 2003.

16.

INCOME TAXES

The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rates to the net loss. The reasons for this difference and the related tax effects are as follows:

	2003	2002

Canadian basic statutory tax rate	38%	18%

Expected income tax recovery	$(700,937)	$(253,500)
Other	79,732	35,441
Non-deductible items	146,684	-
Foreign losses subject to different tax rates	76,036	-
Effect on change in tax rate	(431,283)	-
Unrecognized benefits of non-capital losses	829,768	218,059

	$-	$-

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002

Future income tax assets
Tax loss carryforwards	$1,236,924	$400,950
Capital assets	43,248	-
Valuation allowance	(1,280,172)	(400,950)

Future income tax assets	$-	$-

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003
(Stated in Canadian Dollars)

16.	INCOME TAXES (Continued) The Company has non-capital losses for income tax purposes of $3,255,063 which may be available to reduce taxable income in future years. These losses expire as follows:

2006	$44,904
2008	763,600
2009	1,347,913
2010	1,098,646

$3,255,063

17.	FINANCIAL INSTRUMENTS

a)

Fair Value

The Company has financial instruments that include cash and cash equivalents, accounts receivable and other, deposits, accounts payable and accrued liabilities, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at June 30, 2003 and 2002.

b)

Credit Risk

The Company currently derives revenue primarily from a large number of customers. These customers are geographically dispersed and the Company closely monitors credit granted to each customer.

c)

Foreign Exchange Risk

The Company undertakes certain sales and purchases in U.S. dollars and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to reduce its exposure to foreign exchange risk.
Cash deposited with U.S. banks is insured up to US$100,000. Cash deposited with Canadian banks are insured up to $60,000.

18.	SUBSEQUENT EVENT In July 2002, an additional 108,750 stock options were exercised for common shares of the Company for a total consideration of $15,019.