Form 10QSB/A
period 2002-12-31
ZOOLINK CORP
filed 2003-10-22
CIK 1094806

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

ZOOLINK CORPORATION
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	31-Dec-02	30-Jun-02
Assets
Current
Cash and cash equivalents	821,250	171,679
Accounts receivable	65,848	124,524
Prepaid expenses and deposits	68,229	63,165
Inventory	5,063	-

Total current assets	$960,390	$359,368

Capital assets (net)	603,144	630,169

Total Assets	$1,563,534	$989,537

Liabilities
Current
Bank loan	87,734	115,706
Accounts payable and accrued liabilities	286,666	212,590
Deferred revenue	31,156	47,263
Current portion of obligations under capital lease	114,968	130,350

Total current liabilities	$520,524	$505,909

Obligations under capital lease	59,725	82,240

Total liabilities	$580,249	$588,149

Shareholders' equity

Special warrants	-	2,119,155
Common Shares
Par value	20,872	-
Issued and outstanding - 20,871,948	3,698,176	397,393
Deficit	(2,735,763)	(2,115,160)

Total shareholders' equity	$983,285	$401,388

Total liabilities and shareholders equity	$1,563,534	$989,537

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.
(Expressed in Canadian dollars)

	Six months to	Six months to
	31-Dec-02	31-Dec-01

Revenue	393,751	534,469
Other revenue	-	-

Total revenue	$393,751	$534,469

Operating Expenses

General and administrative expenses	525,936	517,453

Sales and marketing	160,242	212,256

Research and network development	317,135	453,016

Total expenses	$1,003,313	$1,182,725

Loss from operations	$(609,562)	$(648,256)

Interest income	9,162	20,694

Interest expense	(20,196)	(32,816)

Net loss	$(620,596)	$(660,378)

Loss per share	(0.03)	(0.03)
Weighted average number of common shares	20,552,647	20,514,448

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	Six months to	Six months to
	31-Dec-02	31-Dec-01

Operating Activities
Net loss	(620,596)	(660,378)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	101,169	111,362
Loss on disposal of capital assets	-	1,810
Changes in operating assets and liabilities
Accounts receivable	58,676	50,977
Work in progress		7,019
Prepaid expenses and deposits	(10,127)	(11,128)
Accounts payable and accrued liabilities	74,076	19,722
Deferred revenue	(16,106)	(4,591)

Net cash used in operating activities	$(412,908)	$(485,207)

Financing activities
Repayment of obligations under capital lease	(37,897)	(79,267)
Special warrants received	-	369,405
Issue of common shares	1,202,500
(Decrease) increase in bank loan	(27,973)	8,406

Net cash from financing activities	$1,136,631	$298,544

Investing activities
Purchase of capital assets	(74,152)	(95,120)
Proceeds on disposal of capital assets	-	960

Net cash used in investing activities	$(74,151)	$(94,160)

(Decrease) increase in cash and cash equivalents	649,571	(280,823)

Cash and cash equivalents, beginning of period	171,679	578,561

Cash and cash equivalents, end of period	$821,250	$297,738

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

Loss from operations for the six months period to December 31, 2002 was $609,562. This represented a 6% reduction as compared to the six months ended December 31, 2001.

Net loss after interest income and expense was $620,596 for the six months ended December 31, 2002, a decrease of 6% as compared to the loss of $660,378 for the six months ended December 31, 2001. The decrease in net loss was caused was caused by a decrease in interest expenses which was partially offset by a decrease in interest income.

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

Date:	October 22 , 2003	ZOOLINK CORPORATION
(Registrant)

By: /s/ West McDonald
------------------------------
West McDonald, President