Form 10QSB/A
period 2003-03-31
ZOOLINK CORP
filed 2003-10-22
CIK 1094806

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

SIGNATURES

EXHIBITS

CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated
Financial Statements
(Expressed in Canadian dollars)

ZOOLINK
CORPORATION

Nine months ended March 31, 2003
and 2002
(Unaudited - prepared by
Management)

ZOOLINK CORPORATION

Consolidated Balance Sheets
(Expressed in Canadian dollars)

	31-Mar-03	30-Jun-02
Assets
Current
Cash and cash equivalents	423,568	171,679
Accounts receivable	62,874	124,524
Prepaid expenses and deposits	49,422	63,165
Inventory	5,063	-

Total current assets	$540,927	$359,368

Capital Assets (net)	562,838	630,169

Total Assets	$1,103,765	$989,537

Liabilities
Current
Bank Loan	73,748	115,706
Accounts payable and accrued liabilities	161,891	212,590
Deferred Revenue	1,430	47,263
Current portion of obligations under capital lease	97,814	130,350

Total current liabilities	$334,883	$505,909

Obligations under capital lease	41,144	82,240
Subscriptions Received	5,919	-

Total liabilities	$381,946	$588,149

Shareholders' equity

Special Warrants	-	2,119,155

Common Shares
Common Stock, par value $0.001;issued 20,871,948	20,872	-
Additional Paid in Capital	4,003,365	397,393
		-
Deficit	(3,302,417)	(2,115,160)

Total shareholders' equity	$721,820	$401,388

Total liabilities and shareholders equity	$1,103,765	$989,537

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.
(Expressed in Canadian dollars)

		Nine months to	Nine months to	Three Months to	Three Months to
		31-Mar-03	31-Mar-02	31-Mar-03	31-Mar-02

Revenue		575,900	779,337	182,149	244,868
Other revenue		-	-	-	0

Total revenue		$575,900	779,337	182,149	244,868

Operating Expenses

General and administrative		838,888	811,898	312,953	294,445

Stock Based Compensation		242,240		242,240	0

Sales and marketing		224,591	303,601	64,348	91,345

Research and network development		440,391	705,610	123,256	252,594

Total expenses		$1,746,110	1,821,109	742,797	638,384

Loss from operations	$	(1,170,210)	(1,041,771)	(560,648)	(393,515)

Interest income		9,162	27,988	0	7,294

Interest expense		(26,203)	(51,382)	(6,008)	(18,566)

Net loss	$	(1,187,251)	(1,065,165)	(566,656)	(404,787)

Loss per share		(0.06)	(0.05)	(0.03)	(0.02)
Weighted average number of common
shares		20,685,402	20,514,448	20,871,985	20,514,448

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

		Nine months to	Nine months to
		31-Mar-03	31-Mar-02

Operating Activities
Net loss		(1,187,251)	(1,065,165)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets		161,088	170,430
Loss on disposal of capital assets		-	3,167
Stock based compensation		242,240	-
Changes in operating assets and liabilities
Accounts receivable		61,650	116,326
Work in progress		-	10,619
Prepaid expenses and deposits		8,680	(15,108)
Accounts payable and accrued liabilities		(50,698)	18,353
Deferred revenue		(45,833)	(8,243)

Net cash used in operating activities	$	(810,124)	$(769,621)

Financing activities
Repayment of obligations under capital lease		(73,632)	(121,883)
Special Warrants received		-	369,405
Subcriptions received		5,919	-
Issue of common shares		1,265,449	-

(Decrease) increase in bank loan		(41,958)	(5,580)

Net cash from financing activities		$1,155,776	$241,942

Investing activities
Purchase of capital assets		(93,763)	(115,641)
Proceeds on disposal of capital assets		-	1,680

Net cash used in investing activities		$(93,763)	$(113,961)

(Decrease) increase in cash and cash equivalents		251,889	(641,639)

Cash and cash equivalents, beginning of period		171,679	990,882

Cash and cash equivalents, end of period		$423,568	$349,242

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

Date:	October 22, 2003	ZOOLINK CORPORATION
(Registrant)

		By:	/s/ West McDonald
West McDonald, President