Form 10KSB/A
period 2003-06-30
ZOOLINK CORP
filed 2003-10-24
CIK 1094806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

91-1997473
(I.R.S. Employer I.D. No.)

501 – 601 West Hastings Street, Vancouver, British Columbia, Canada, V6B 5A6, Tel: (604) 638-5465
(Address, including zip code, and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant's consolidated revenues for its most recent fiscal year were $776,742.

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

Correction Notice

The 10-KSB as filed on 10 October 2003 is hereby amended as set out herein. All other provisions of the 10-KSB remain in effect. Due to a typographical error on the audited financial statements for the year ended June 30, 2003, the following items have been corrected.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The amount for total revenues for the year ended June 30, 2003 should be $776,742 instead of $764,742. The decrease in revenue should be 5% when compared to the previous period instead of 6%.

Item 7.     FINANCIAL STATEMENTS

Revenue for the year ended June 30, 2003 should be $776,742 instead of $764,742.

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

Signature	Title	Date

/s/ West McDonald	Director and President	October 23, 2003
West McDonald	Chief Executive Officer
Principal Accounting Officer