Form 10QSB
period 2003-09-30
ZOOLINK CORP
filed 2003-11-14
CIK 1094806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐  NO ☐  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2003 the registrant’s outstanding common stock consisted of 19,582,974 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO  ☒

     ZOOLINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated
Financial Statements
(Expressed in Canadian dollars)

ZOOLINK
CORPORATION

Three months ended September 30,
2003 and 2002
(Unaudited - prepared by
Management)

ZOOLINK CORPORATION
Consolidated Balance Sheets
(Expressed in Canadian dollars)

	30-Sep-03	30-Jun-03
Assets
Current
Cash and cash equivalents	27,186	77,639
Accounts receivable	74,359	91,692
Prepaid expenses and deposits	41,171	64,631

Total current assets	$142,716	$233,962

Capital Assets (net)	473,885	513,113
Intangible Asset (net)	96,134	105,437

Total Assets	$712,735	$852,512

Liabilities
Current
Bank Loan	45,776	59,762
Accounts payable and accrued liabilites	245,138	144,555
Advances Payable	69,422	70,100
Deferred Revenue	24,119	16,069
Current portion of obilgations under capital lease	50,503	80,240

Total current liabilites	$434,958	$370,726

Obligations under capital lease	23,500	19,835

Total liabilities	$458,458	$390,561

Shareholders' equity

Common Shares
Common Stock, par value $0.001;issued 19,428,701	16,960	16,803
Additional Paid in Capital	3,451,359	3,253,792

Special Warrants	1,313,994	1,313,994
Deferred Compensation	-43,025	-162,908
Deficit	-4,485,031	-3,959,730

Total shareholders' equity	$254,257	$461,951

Total liabilities and shareholders equity	$712,715	$852,512

See accompanying notes

ZOOLINK CORPORATION
Consolidated Statements of Operations
(Expressed in Canadian dollars)

	3 months to	3 months to
	30-Sept-03	30-Sept-02

Revenue	167,653	196,875

Total revenue	$167,653	$196,875

Operating Expenses

General and administrative expenses	524,311	262,968

Sales and marketing	28,000	80,121

Research and network development	137,647	158,567

Total expenses	$689,958	$501,656

Loss from operations	$-522,305	$-304,781

Interest income	716	4,581

Interest expense	-3,711	-10,098

Net loss	$-525,300	$-310,298

Loss per share	-0.02	-0.02
Weighted average number of common shares	21,354,645	20,552,647

See accompanying notes

ZOOLINK CORPORATION
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	3 months to	3 months to
	30-Sep-03	30-Sep-02
Operating Activities
Net loss	-525,300	-310,298
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	48,530	50,585
Stock based compensation	317,451	0
Changes in operating assets and liabilities
Accounts receivable	17,334	29,338
Prepaid expenses and deposits	23,461	-5,064
Accounts payable and accrued liabilities	100,600	37,038
Deferred revenue	8,051	-8,053

Net cash used in operating activities	$-9,873	$-206,454

Financing activities
Repayment of obligations under capital lease	-26,073	-18,949
Issue of common shares	157	0
(Decrease) increase in bank loan	-13,986	-13,986
Advances Payable	-678	0

Net cash from financing activities	$-40,580	$-32,935

Investing activities
Purchase of capital assets	0	-37,076

Net cash used in investing activities	$0	$-37,076

(Decrease) increase in cash and cash equivalents	-50,453	-276,465

Cash and cash equivalents, beginning of period	77,639	171,679

Cash and cash equivalents, end of period	$27,186	$-104,786

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

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(ii) Revenue from web design services is recognized on the percentage of completion basis when the amount of revenue is determinable and collectability is reasonably assured.

(iii)
Revenue from wireless network consulting and development services is recognized under the terms of the related contract as the services are performed, when the amount of revenue is determinable and collectability is reasonably assured.

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

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on July 1, 2003.

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

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

2.	ACCOUNTS RECEIVABLE

		September 30	June 30
		2003	2002

	Trade accounts	$90,607	$130,653
	Other amounts receivable	-	74,115
	Allowance for doubtful accounts	(16,248)	(113,076)
		$74,359	$91,692

3.	CAPITAL ASSETS

		September 30			June 30
		2003			2003
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value

	Computer hardware	$1,051,773	$631,597	$420,176	$454,244
	Computer software	67,012	64,682	2,330	4,539
	Office furniture and equipment ....	79,334	32,629	46,705	49,294
	Leasehold improvements	7,255	2,582	4,673	5,036
		$1,205,374	$731,490	$473,884	$513,113

Included in computer hardware is hardware under capital lease with an original cost of $561,287 (2003 - $561,287), included in computer software is software under capital lease of $25,782 (2003 - $25,782) and included in office furniture and equipment is equipment under capital lease with an original cost of $4,572 (2003 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $358,263 (2003 - $341,802), on computer software under capital lease of $23,633 (2003 -$21,845) and on the equipment amounted to $2,488 (2003 - $2,378).

4.

BANK LOAN

The Company’s bank loan is a demand installment loan with interest at bank prime (4.75% - March 31, 2003) plus 3% per annum, secured by certain assets of the Company, repayable in monthly principal installments of $4,662, due July 1, 2004.

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

5.	OBLIGATIONS UNDER CAPITAL LEASE The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

	2004	$50,503
	2005	19,011
	2006	9,564
	2007	2,271
		81,349
	Less amount representing interest at rates varying
	between 8.9% and 20.15%	7,346
	Present value of future minimum lease obligations	74,003
	Less current portion	(50,503)
		$23,500

6.

COMMON STOCK

Authorized – 100,000,000 having a par value of $0.001 per share. During the 3-month period the Company issued 118,750 common shares for gross proceeds of $69,599.

Options

On March 19th, 2003 the Company adopted a stock option plan. Under the Plan the Company may issue up to 2 million shares of common stock to employees, officers, directors and consultants of the Company. The term of the option may not exceed ten years. During the 3-months ended September 30th, 2003 the Company granted options to issue 350,000 shares to its employees and directors, and 200,000 to its consultants at exercise prices ranging from $0.10 to $0.040. All options have a term of 5 years from the date of grant and vest immediately. The options granted to employees vest on the following schedule; 25% immediately and 25% every three months from the date of grant thereafter. All stock option grants to consultants vest immediately.

Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company’s loss for the period would have been as follows:

	3 months to September 30, 2003	3 months to September 30, 2002
Net Loss for the period	-525,300	-310,298
Stock based compensation determined under fair value method	-140,752	nil

Proforma Loss for the year	-666,052	-310,298

Loss per Share	$0.03	$0.02
Weighted average number of shares	21,345,645	20,552,647

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

7.	GENERAL AND ADMINISTRATIVE EXPENSES

		Three month	Three month
		period ended	period ended
		September 30	September 30
		2003	2003

	Legal, accounting	$21,183	$52,621
	Rent	87,845	47,947
	Bad debts	2,603	37,033
	Amortization	48,530	50,585
	Salaries and benefits	26,306	38,257
	Office	23,581	36,525
	Stock Based Compensation	317,451	-
	Realized foreign exchange	(3,188)	-
		$524,311	$262,968

8.	SALES AND MARKETING EXPENSES

		Three month	Three month
		period ended	period ended
		September 30	September 30
		2003	2003

	Advertising and promotion	$152	$9,905
	Consulting fees	-	22,849
	Salaries and benefits	21,773	35,546
	Travel & Entertainment	6,075	11,821
		$28,000	$80,121

9.	RESEARCH AND DEVELOPMENT EXPENSES

	Three month	Three month
	period ended	period ended
	September 30	September 30
	2003	2003

Line lease	$67,172	$65,476
Network development	38,618	46,317
Salaries and benefits	31,857	46,775
	$137,647	$158,568

ZOOLINK CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

10.

COMMITMENTS

The Company has entered into certain agreements for the lease of its office premises for a terms expiring up to July 31, 2012. As at September 30 2003, the future minimum payments under the leases for the year ending June 30 are due as follows:

	2004	134,067
	2005	170,171
	2006	137,662
	2007	65,720
	Thereafter	361,672
		$869,292

11.	FINANCIAL INSTRUMENTS Fair value

The Company has financial instruments which include cash and cash equivalents, accounts receivable and other, deposits, accounts payable and accrued liabilities, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at September 30, 2003 and June 30, 2003.

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

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements that have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended September 30, 2003. All dollar amounts are in Canadian dollars unless otherwise noted.

Overview

The Company is undergoing a strategic change in the direction of its operations. The appointment of West McDonald as the Company’s new President and CEO is a step in that direction. The strategic change includes providing a range of data center products and managed services to small to medium sized enterprises, which are currently predominantly available to larger enterprises.

During this period of change the Company has found that its products and services are competitive. However, further focusing of the Company’s products and services are required, together with the re-negotiation of strategic contracts to ensure that the Company returns to sustained profitability.

Results of Operations

Total revenues for the three-month period ending September 30, 2003 was $167,653, a decrease of 15% as compared to the total revenue for the three months ended September 30, 2002. The decrease in new revenue was primarily due to a very difficult business environment, as well as necessary growth pains as the Company shifted it's product sets to better reflect the buying habits of customers utilizing the internet most. The Company continues to examine its product offerings to ensure that it concentrates on profitable operations and disposes or discontinues those items that are not the Company’s core competency.

Expenses

The Company’s expenses for the nine months ending September 30th, 2003 were $689,958, representing a 38% increase as compared to the same period last year. Excluding stock based compensation expense of $317,451, expenses decreased by 26% to $372,507, when compared to $501,656 for the three months ending September 30, 2002. The decrease in cash expenses was caused by a general reduction in travel, advertising, legal and accounting fees as the Company strived to realign its costs with its revenues.

General and administration expenses increased by 99% when compared to the same period last year. The increases in costs were caused by stock compensation costs due the Company’s issuance of stock options and rent. These were partially offset by decreases in staff costs and bad debt costs. Rent costs will be further reduced in the coming quarters as the Company sub-lets its excess premises to the end of its committed lease term.

Sales and marketing expenses for the three months ending September 30th, 2003 were $28,000, representing a decrease of 65% as compared to the same period last year. The reduction in expenditure was caused by decreases in advertising/promotion, consulting fees, travel and staff costs. Advertising and promotion expenses decreased due to the Company’s focus on the co-location/managed services products and the engaging of more targeted marketing program.

Research and development expenses for the three months ending September 30th, 2003 were $137,648, representing a reduction of 13% as compared to the same period last year. The reduction in expenditure resulted from a reduction in co-location fees that were previously paid to a third party supplier and a reduction in staff costs due to not replacing staff members who left the employment of the Company. The Company acquired the leases of two data centers during the period, which resulted in economies of scale. The Company continues its effort to re-negotiate supplier contracts for the provision of band width requirements to ensure that the costs are competitive.

Loss from operations before amortization, interest and stock based compensation was $156,324, representing a reduction of 39% as compared to the three months ended September 30th, 2003.

Net loss after interest, amortization and stock based compensation was $525,300 (2 cents per share), representing an increase of 69% as compared to the same period last year.

Liquidity

The Company’s working capital decreased from negative $120,695 as at September 30th, 2002 to a negative $268,142 as at to September 30th, 2003. The decrease was caused by the Company’s reduction in revenue.

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

Item 3 - Controls and Procedures

The Company is managed exclusively by its President and principal executive officer, with the assistance of a financial consultant who reports directly to the principal executive officer. The Company does not have key management other than its principal executive officer. As a result, disclosure decisions are made directly by the principal executive officer of the Company and are based on direct knowledge of the Company's affairs held by him. These individuals also supervise all bookkeeping and other record keeping activities undertaken by the Company and make material business decisions for the Company. All formal disclosure documents are reviewed and approved by the Company's principal executive officer and are based on first hand knowledge of such officer (as opposed to knowledge derived from reports from employees, other consultants or managers). As a consequence, the Company's principal executive officer is of the view that the Company's disclosure controls and procedures are effective and result in full and true disclosure of material facts related to the Company's affairs.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

IC Capital, LLC (ICC) for investor relations services allegedly rendered, has filed an action in the circuit court of Montgomery in the State of Maryland on December 13, 2003. The complaint states that ICC is seeking damages for 120,000 common shares of NetJ.com Corp and $60,000 US.

There are no other legal proceedings, to the knowledge of Management, that are pending or unresolved.

Item 2 -Change in Securities

None

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certifications
32.1 Section 1350 Certifications

(b) No reports on Form 8-K were filed during the period covered by this report:

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	ZOOLINK CORPORATION
(Registrant)

	By:	/s/ West McDonald
West McDonald, President