Form 10KSB/A
period 2003-06-30
ZOOLINK CORP
filed 2003-12-03
CIK 1094806

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

91 -1997473
(I.R.S. Employer I.D. No.)

510 – 601 West Hastings Street, Vancouver, British Columbia, Canada, V6B 5A6, Tel: (604) 638-5465
(Address, including zip code, and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant's consolidated revenues for its most recent fiscal year were $764,742.

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

As of June 30, 2003, the registrant's outstanding common stock consisted of 19,309,951 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Form 10-KSB
Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Management's Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	12	Certain Relationships and Related Transactions
IV	13	Exhibits and Reports on Form 8-K
	14	Controls and Procedures
	15	Principal Accountant fees and Services
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

	2003	2002
On June 30 the exchange for US$ 1.00	1.3553	1.5260
Average exchange rate for US$ 1.00	1.51	1.51

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

Our head office and principal place of business is located at 510 - 601 West Hastings Street, Vancouver, British Columbia, Canada, V6B 5A6. On August 1, 2001, ZooLink opened a second office located at 220 - 101 6th Ave SW, Calgary, Alberta, Canada, T2P 3P4. Our resident agent in the State of Nevada is Vegas Publications, 106-5160 South Valley View, Las Vegas, Nevada 89118.

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

OUR SERVICES

Co-Location

We are implementing a business strategy that focuses on server co-location services. Co-location will be offered from our upgraded Intelligent Data Center platforms. During the past year, we have secured the use of a data center in Vancouver which was announced on February 3, 2003. To aggressively grow our business, we announced the acquisition of Web Host Canada (WHC) on March 28, 2003. The acquisition of WHC ensured that the Company increased its presence in Calgary, Canada and underscored its business plan by aggressively pursuing acquisition targets.

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

The following are some of the benefits associated with our co-location services:

- Access to carrier grade space available in major metropolitan cities across Canada allowing customers to locate as close to their end users as possible;

- Wide range of connectivity options available at up to 60% discount;

- 24 hour per day unescorted access to customer’s equipment;

- 24 hour per day manned security on premise;

- 24 hour per day video surveillance and monitoring;

- 24 hour technical support and systems administration support;

- Redundant power backup systems;

- Redundant environmental control systems;

- Redundant connectivity, peering and network architecture; and

- Fire suppression systems.

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

The following amounts were expensed in relation to research and network development expenses.

	2003	2002	2001
Research and network development expenses	583,128	841,980	697,345

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

We announced on July 15, 2003, a Virtual Private Server (VPS) service that enables customers to receive the full benefits of a dedicated server at a price point that is an affordable alternative to dedicated servers.

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

The principal competitive factors in this market include:

- Quality of service delivery and scalability of infrastructure;

- Quality of customer service and support;

- Multiple levels of services offered;

- Network capacity, reliability, security and adaptability to new technologies;

- Internet system engineering expertise;

- Technical expertise with multiple platforms, protocols and industry standards;

- Relationships with technology partners and vendors;

- Number and geographic presence of sales and technical support personnel;

- Price;

- Financial resources; and

- Brand name.

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

EMPLOYEES

ZooLink employs ten full time and one part-time staff at its facilities in Vancouver, British Columbia and Calgary, Alberta.

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

Item 3.     LEGAL PROCEEDINGS

To the best of our knowledge, there are no material legal actions pending, threatened, or contemplated against us, other than the following:

On September 30, 2003, a claim has been filed in the Court of Queens Bench of Alberta by VerySmartPeople Inc. alleging various claims including breach of contract. The claim alleges damages of up to $5 million and seeks to enjoin us from terminating services to the plaintiff. We believe the claim is without merit and will aggressively defend the action.

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

		High	Low
2003	First Quarter (ended Sept. 30, 2003)	US$0.35	US$0.17
2003	Fourth Quarter (ended June 30, 2003)	US$0.81	US$0.12
2003	Third Quarter (ended March 31, 2003)	US$1.06	US$0.63
2002	Second Quarter (ended December 31, 2002)	US$$1.06	US$0.61
2002	First Quarter (ended September 30, 2002)	US$$7.75	US$2.60
2002	Fourth Quarter (ended June 30, 2002)	US$$9.00	US$4.00
2002	Third Quarter (ended March 31, 2002)	US$11.00	US$9.00

As of September 30, 2003 there were approximately 87 holders of record of our common stock and an unknown number of beneficial holders, holding a total of 19,582,974 shares.

We have not declared any dividends in the last two fiscal years.

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

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

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

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed form 8-K on February 5, 2003 and May 8, 2003 detailing the changes in accountants.

PART III.

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains information regarding the members of the Board of Directors and the Executive of ZooLink as of the date of this Form 10-KSB:

Name	Age	Position
West McDonald	33	Director, President & CEO
Ali Shawkat	30	Director

All of the Officers identified above serve at the discretion of the Board and have consented to act as Directors of the Company.

Biographical information for each of the above named Directors is set forth below:

West McDonald: Mr. McDonald serves as our President and Chief Executive Officer since October 9, 2003. Previously he acted as our Vice President of Sales and Marketing since April of 2003 where he was responsible for developing and deploying our sales strategy and marketing plan, including building a sales team, budgetary approval, and data center improvements. Prior to his involvement with ZooLink, West was President and CEO of Talking Tag Technologies Inc. from September, 2002, of Alberta Canada, a venture enterprise, and Sales Manager with PSINet Canada Ltd. from June, 1999 to November, 2000. Mr. McDonald also served in a variety of senior sales roles with PSINet Canada Ltd. from May, 1996 to June, 1999. Mr. McDonald has completed a number of sales and marketing programs and holds a Bachelors degree in Arts from York University in Toronto.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid or earned for services rendered to us in all capacities during the fiscal years ended June 30, 2001, 2002 and 2003 by ZooLink’s President and Chief Executive Officer (“CEO”) and each executive officer who earned over US$100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensation ($) (i)
Ali Shawkat President & CEO	2003	Nil	$88,000(3)	$64,000(1)	215,000(2)	Nil	Nil	Nil
Wendy Paige	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Wendy Paige	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

[1]	Salary paid during the fiscal period.
[2]	The market value of the company’s securities at the time of grant was; 100,000 options at a market value of US$0.98 per share and 115,000 options at a market value of US$0.51 per share.
[3]	Amounts related to non cash stock compensation that has been included in the financial statements for the year ended June 30, 2003.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

Name (a)	Securities Under Options/ SAR’s Granted (#) (b)	% of Total Options/ SAR's Granted to Employees in Fiscal Year (c)	Exercise or Base Price ($/Security) (d)	Expiration Date (f)
Ali Shawkat President & CEO	100,000	11.94%	US$0.10	February 19, 2008
	115,000	13.73%	US$0.40	February 19, 2008

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized (c)	Number of Securities Underlying Unexercised Options/SARs at year End (#) Exercisable/ Unexercisable (d)	Value of Unexercised in-the-money options/SARs at year end ($) Exercisable/ Unexercisable (f)
Ali Shawkat President & CEO	Nil	Nil	157,500/57,500	45,750/5,750

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

Equity Compensation Plan Information -
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable
Equity compensation plans not approved by security holders -	2,000,000	US$0.32	Nil
Total	2,000,000	US$0.32	Not applicable

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

[2]          Based upon a total of 21,326,948 shares of common stock currently issued and outstanding on October 6 2003, and includes in each case any stock underlying options granted to each person listed.

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

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Articles of Incorporation	Incorporated by reference from the registrant’s registration statement on Form 10-SB filed with the Securities and Exchange Commission (Commission File No. 0-30442) on December 30, 1999 (the Form 10-SB).
3.2	Amendment to the Articles of Incorporation	Incorporated by reference from the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission (Commission File No. 333-103916) on March 19, 2003 (the Form S-8).
3.3	Bylaws	Incorporated by reference to Exhibit 3.1 to the Form 10-SB
10.1	Stock Acquisition Agreement with Netj.com Corp., dated October 1, 2002	Incorporated by reference to Annex A to the Definitive Schedule 14C filed with the Securities and Exchange Commission on October 31, 2002.
10.2	2003 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Form S-8
21	Subsidiaries of the registrant	Filed herewith
23.1	Consent of Morgan & Company LLP	Filed herewith
23.2	Consent of Deloitte & Touche LLP	Filed herewith
31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

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

Item 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants in connection with the review and preparation of the audited financial statements for ZooLink Communications Ltd, the accounting parent that resulted from the reverse take over of Netj.com Corp, for the fiscal year ended June 30, 2002 was US$20,291.

The aggregate fees billed by our principal accountants in connection with the review and preparation of the audited financial statements for ZooLink Corporation, subsequent to the reverse take over of Netj.com Corp, for the fiscal year ended June 30, 2003 was US$14,100.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2003.

ZOOLINK CORP.

By: /s/ West McDonald
West McDonald
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ West McDonald	Director and President	December 1, 2003
West McDonald	Chief Executive Officer
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

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in Canadian Dollars)

		TEN
	YEAR	MONTHS
	ENDED	ENDED
	JUNE 30	JUNE 30
	2003	2002

Revenue	$776,742	$816,228

Operating Expenses
General and administrative expenses (Note 12)	1,734,163	981,482
Sales and marketing (Note 13)	272,995	304,482
Research and network development (Note 14)	583,128	841,980
	2,590,286	2,127,944

Loss From Operations Before Other Items	(1,813,544)	(1,311,716)

Other Items
Interest income	1,739	24,315
Interest expense	(32,765)	(61,887)

Loss For The Period	$(1,844,570)	$(1,349,288)

Basic And Diluted Loss Per Share	$(0.08)	$(0.07)

Basic And Diluted Weighted Average Number Of
Common Shares	20,750,174	20,514,448

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

ZOOLINK CORPORATION
(Formerly NetJ.Com, Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
JUNE 30, 2003
(Stated in Canadian Dollars)

	NUMBER OF SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	NUMBER OF SPECIAL WARRANTS	AMOUNT	DEFERRED COMPENSATION	DEFICIT ACCUMULATED	TOTAL

Balance, August 31, 2001	12,208,397	$397,393	$—	4,540,134	$2,119,155	$—	$(765,872)	$1,750,676

Loss for the period	—	—	—	—	—	—	(1,349,288)	(1,349,288)

Balance, June 30, 2002	12,208,397	397,393	—	4,540,134	2,119,155	—	(2,115,160)	401,388

Effect of 1 common share of NetJ.com, Corp. for 1.3957 common shares and special warrants of ZooLink Communications Ltd.	(3,461,316)	(383,573)	383,573	(1,287,216)	—	—	—	—

Total relating to NetJ.Com, Corp. balance, November 21, 2002	8,747,081	13,820	383,573	3,252,919	2,119,155	—	(2,115,160)	401,388
NetJ.Com, Corp. shareholders as at November 21, 2002	8,514,448	—	—	—	—	—	—	—
Issuance of common stock
For acquisition of Web Host Canada Ltd.	250,000	355	49,304	—	—	—	—	49,659
For cash	357,500	484	1,263,485	—	—	—	—	1,263,969
For options exercised	205,000	278	37,886	—	—	—	—	38,164
For special warrants exercised	1,235,928	1,866	803,295	(1,235,928)	(805,161)	—	—	—
Stock based compensation	—	—	716,249	—	—	(162,908)	—	553,341
Loss for the year	—	—	—	—	—	—	(1,844,570)	(1,844,570)

Balance, June 30, 2003	19,309,957	$16,803	$3,253,792	2,016,991	$1,313,994	$(162,908)	$(3,959,730)	$461,951

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

l)

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $26,708 for the year ended June 30, 2003, and $81,754 for the ten month period ended June 30, 2002.

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

a)

Private Placement

In December 2002, the Company issued 357,500 shares of common stock of the Corporation at a price of $3.16 per share for total proceeds of $1,128,315.

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

Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company’s loss for the period would have been as follows:

	2003	2002

Net loss for the year	$(1,502,415)	$(1,349,288)
Add: Stock-based compensation expense	553,341	-
included in net loss — as reported
Deduct: Stock-based compensation expense	(778,947)	-
determined under fair value method

Pro-forma loss for the year	$(1,728,021)	$(1,349,288)

Pro-forma basic and diluted loss per share	$(0.08)	$(0.07)

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

Risk free interest rate	5%	Nil
Expected life (in years)	1	Nil
Expected volatility	140.80%	Nil

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
i)
The Company has entered into an agreement for the lease of its office and data center premises for a term expiring July 31, 2012. As at June 30, 2003, the future minimum payments under the facilities lease for the year ending June 30 are due as follows:

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

Cash deposited with U.S. banks is insured up to US$100,000. Cash deposited with Canadian banks are insured up to $60,000.

18.	SUBSEQUENT EVENT In July 2003, an additional 108,750 stock options were exercised for common shares of the Company for a total consideration of $15,019.