Form 10KSB/A
period 2003-06-30
ZOOLINK CORP
filed 2003-12-17
CIK 1094806

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

As of June 30, 2003, the registrant's outstanding common stock consisted of 19,309,951 shares. DOCUMENTS INCORPORATED BY REFERENCE: None Transitional Small Business Disclosure Format (Check one): Yes☐ No ☒

Form 10-KSB
Table of Contents

Part	Item No.

II	7	Financial Statements
	13	Exhibits and Reports on Form 8-K

Item 7.     FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

2

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith

32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

A Form 8-K was filed on January 21, 2003 notifying the change in principal accountants from Deloitte & Touche LLP to Morgan & Company LLP.

3

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

Signature	Title	Date

/s/ West McDonald	Director and President	December 15, 2003
West McDonald	Chief Executive Officer
Principal Accounting Officer

4

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

Independent Auditors’ Report

To the Directors and Shareholders of ZooLink Communications Ltd.

We have audited the balance sheet of ZooLink Communications Ltd. as at June 30, 2002 and the statements of operations, shareholders’ equity and cash flows for the ten-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of ZooLink Communications Ltd. as at June 30, 2002 and the results of its operations and its cash flows for the ten-month period ended June 30, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the period ended June 30, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia
September 6, 2002

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