Form 10QSB
period 2003-12-31
ZOOLINK CORP
filed 2004-02-13
CIK 1094806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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
YES ☐   NO ☒

ZOOLINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated
Financial Statements
(Expressed in Canadian dollars)

ZOOLINK
CORPORATION

Three months ended December 31,
2003 and 2002
(Unaudited - prepared by
Management)

ZOOLINK CORPORATION

Consolidated Balance Sheets
(Expressed in Canadian dollars)

	31-Dec-03	30-Jun-03
Assets
Current
Cash and cash equivalents	25,575	77,639
Accounts receivable	90,472	91,692
Prepaid expenses and deposits	39,503	64,631

Total current assets	$155,550	$233,962

Capital Assets (net)	456,499	513,113
Intangible Asset (net)	86,831	105,437

Total Assets	$698,880	$852,512

Liabilities
Current
Bank Loan	31,790	59,762
Accounts payable and accrued liabilites	417,616	144,555
Advances Payable	69,442	70,100
Deferred Revenue	30,355	16,069
Current portion of obilgations under capital lease	24,615	80,240

Total current liabilites	$573,818	$370,726

Obligations under capital lease	25,350	19,835

Total liabilities	$599,168	$390,561

Shareholders' equity

Common Shares
Common Stock, par value $0.001;issued 21,028,029	17,315	16,803
Additional Paid in Capital	3,581,620	3,253,792

Special Warrants	1,313,994	1,313,994
Deferred Compensation	-38,763	-162,908
Deficit	-4,774,454	-3,959,730

Total shareholders' equity	$99,712	$461,951

Total liabilities and shareholders equity	$698,880	$852,512

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.
(Expressed in Canadian dollars)

	3 months to	3 months to	6 months to	6 months to
	31-Dec-03	31-Dec-02	31-Dec-03	31-Dec-02

Revenue	310,975	196,875	478,628	393,751

Total revenue	$310,975	$196,875	$478,628	$393,751

Operating Expenses

General and administrative expenses	350,168	262,968	874,479	525,936

Sales and marketing	42,490	80,121	70,490	160,242

Research and network development	202,742	158,568	340,389	317,135

Total expenses	$595,400	$501,657	$1,285,358	$1,003,313

Loss from operations	$-284,425	$-304,782	$-806,730	$-609,562

Interest income	0	4,581	0	9,162

Interest expense	-4,281	-10,098	-7,992	-20,195

Net loss	$-288,706	$-310,299	$-814,722	$-620,596

Loss per share	-0.01	-0.02	-0.04	-0.03

Weighted average number of common shares	20,892,902	20,552,647	20,892,902	20,552,647

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

	6 months to	6 months to
	31-Dec-03	31-Dec-02
Operating Activities
Net loss	-814,722	-620,596
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	98,832	101,169
Stock based compensation	415,765	0
Changes in operating assets and liabilities
Accounts receivable	1,220	58,676
Prepaid expenses and deposits	25,128	-10,127
Accounts payable and accrued liabilities	273,061	74,076
Deferred revenue	14,286	-16,106

Net cash used in operating activities	$13,570	$-412,908

Financing activities
Repayment of obligations under capital lease	-50,110	-37,897
Issue of common shares	36,720	1,202,500
Repayment of bank loan	-27,972	-27,972
Advances Payable	-658	0

Net cash from financing activities	$-42,020	$1,136,631

Investing activities
Purchase of capital assets	-23,614	-74,152

Net cash used in investing activities	$-23,614	$-74,152

(Decrease) increase in cash and cash equivalents	-52,064	649,571

Cash and cash equivalents, beginning of period	77,639	171,679

Cash and cash equivalents, end of period	$25,575	$821,250

See accompanying notes

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

1.

BASIS OF PRESENTATION

The un-audited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended June 30, 2003 has been omitted. The results of operations for the six-month period ended December 31, 2003 are not necessarily indicative of results for the entire year ending June 30, 2004.

2.

BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

2.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Capital assets

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

(iii)	Revenue from wireless network consulting and development services is recognized under the terms of the related contract as the

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

2.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

2.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.	ACCOUNTS RECEIVABLE

		December 31	June 30
		2003	2002

	Trade accounts	$108,868	$130,653
	Other amounts receivable	-	74,115
	Allowance for doubtful accounts	(18,396)	(113,076)
		$90,472	$91,692

4.	CAPITAL ASSETS

	December 31			June 30
	2003			2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer hardware	$1,075,387	$667,437	$407,950	$454,244
Computer software	67,012	66,891	121	4,539
Office furniture and equipment ....	79,334	35,216	44,118	49,294
Leasehold improvements	7,255	2,945	4,310	5,036
	$1,228,988	$772,489	$456,499	$513,113

Included in computer hardware is hardware under capital lease with an original cost of $561,287 (2003 - $561,287), included in computer software is software under capital lease of $25,782 (2003 - $25,782) and included in office furniture and equipment is

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

4.

CAPITAL ASSETS (continued)

equipment under capital lease with an original cost of $4,572 (2003 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $374,725 (2003 - $341,802), on computer software under capital lease of $25,782 (2003 -$21,845) and on the equipment amounted to $2,597 (2003 - $2,378).

5.

BANK LOAN

The Company’s bank loan is a demand installment loan with interest at bank prime (4.5% - December 31, 2003) plus 3% per annum, secured by certain assets of the Company, repayable in monthly principal installments of $4,662, due July 1, 2004.

6.	OBLIGATIONS UNDER CAPITAL LEASE The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

	2004	$24,615
	2005	19,231
	2006	9,564
	2007	2,271
		55,681
	Less amount representing interest at rates varying
	between 8.9% and 20.15%	5,716
	Present value of future minimum lease obligations	49,965
	Less current portion	(24,615)
		$25,350

7.

COMMON STOCK

Authorized – 100,000,000 having a par value of $0.001 per share. During the 3-month period the Company issued 512,150 common shares for proceeds of $67,331.

Options

On March 19th, 2003 the Company adopted a stock option plan. Under the Plan the Company may issue up to 2 million shares of common stock to employees, officers, directors and consultants of the Company. The term of the option may not exceed ten years. During the quarter ended December 31st, 2003 the Company granted options to issue 527,200 shares to its employees and directors, and 416,200 to its consultants at exercise prices ranging from $0.02 to $0.40. All options have a term of 5 years from the date of grant and vest immediately. The options granted to employees vest on the following schedule; 25% immediately and 25% every three months from the date of grant thereafter. All stock option grants to consultants vest immediately.

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

7.	COMMON STOCK (continued) Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company’s loss for the period would have been as follows:

	6 months to December 31, 2003	6 months to December 31, 2002
Net Loss for the period	814,722	620,596
Add: Stock based compensation included in net loss.	415,765
Deduct: Stock based compensation determined under fair value method	(436,288)	nil

Proforma Loss for the year	835,245	-620,596

Loss per Share	$0.04	$0.03
Weighted average number of shares	20,892,902	20,552,647

8.	GENERAL AND ADMINISTRATIVE EXPENSES

		Six month	Six month
		period ended	period ended
		December 31	December 31
		2003	2003

	Legal, accounting	$64,747	$105,241
	Rent	178,816	95,894
	Bad debts	4,751	74,066
	Amortization	98,832	101,169
	Salaries and benefits	48,741	76,514
	Office	62,742	73,052
	Stock Based Compensation	415,765	-
	Realized foreign exchange	85	-
		$874,479	$525,936

9.	SALES AND MARKETING EXPENSES

	Six month	Six month
	period ended	period ended
	December 31	December 31
	2003	2003

Advertising and promotion	$2,191	$19,810
Consulting fees	22,410	45,699
Salaries and benefits	39,508	71,093
Travel & Entertainment	6,381	23,640
	$70,490	$160,242

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

10.	RESEARCH AND DEVELOPMENT EXPENSES

		Six month	Six month
		period ended	period ended
		December 31	December 31
		2003	2003

	Line lease	$209,311	$130,951
	Network development	73,271	92,635
	Salaries and benefits	57,807	93,549
		$340,389	$317,135

11.

COMMITMENTS

The Company has entered into certain agreements for the lease of its office premises for a terms expiring up to July 31, 2012. As at December 31 2003, the future minimum payments under the leases for the year ending June 30 are due as follows:

2004	96,210
2005	170,171
2006	137,662
2007	65,720
Thereafter	361,672
$831,435

12.	FINANCIAL INSTRUMENTS Fair value

The Company has financial instruments which include cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and advances payable, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at December 31, 2003 and June 30, 2003.

Credit risk

The Company currently derives revenue primarily from a large number of customers. These customers are geographically dispersed and the Company closely monitors credit granted to each customer.

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

12.	FINANCIAL INSTRUMENTS (continued) Foreign exchange risk

The Company undertakes certain sales and purchases in U.S. dollars and as such is subject to risk due to fluctuations in exchange rates. The Company does not use derivative instruments to reduce its exposure to foreign exchange risk.

13.	CONTINGENT LIABILITIES An action has been filed against the Company for investor relation activities. Management considers this claim to be without merit and will rigorously defend against the claim.

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements that have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended December 31, 2003. All dollar amounts are in Canadian dollars unless otherwise noted.

Overview

The appointment of West McDonald to the position of President and CEO indicated the Company’s strategic direction. However, during the past quarter, the Company has found it difficult to manage the carrying debt owed to its suppliers without the cooperation of those suppliers. While most suppliers have agreed to payment plans, the Company is experiencing difficulty in implementing its business plan without the continued support of its shareholders.

Results of Operations

Total revenues for the six-month period ending December 31, 2003 was $478,628, representing an increase of 21% as compared to the total revenue for the six months ended December 31, 2002. The increase in new revenue was primarily due to products being sold to companies in Iraq for wireless infrastructure. The Company continues to examine its product offerings to ensure that it concentrates on profitable operations and disposes or discontinues those items that are not the Company’s core competency.

Expenses

The Company’s expenses for the six months ending December 31, 2003 were $1,285,358, representing a 28% increase as compared to the same period last year. Excluding stock based compensation expense of $415,765, expenses decreased by 13%

to $869,593, when compared to $1,003,313 for the six months ending December 31, 2002. The decrease in cash expenses was caused by a general reduction in salaries, travel, advertising, bad debts as the Company strived to realign its costs with its revenues.

General and administration expenses increased by 66% when compared to the same period last year. The increases in costs were caused by stock compensation costs due the Company’s issuance of stock options and rent. These were partially offset by decreases in staff costs, legal and accounting fees and bad debt costs. Rent costs will be further reduced in the coming quarters as the Company sub-lets its excess premises to the end of its committed lease term.

Sales and marketing expenses for the six months ending December 31, 2003 were $70,490, representing a decrease of 56% as compared to the same period last year. The reduction in expenditure was caused by decreases in advertising/promotion, consulting fees, travel and staff costs. Advertising and promotion expenses decreased due to the Company’s focus on the co-location/managed services products and the engaging of more targeted marketing program. The Company has invested in additional in house resources to increase its direct marketing campaigns.

Research and development expenses for the six months ending December 31, 2003 were $340,389, representing an increase of 7% as compared to the same period last year. The increase in expenditure resulted from increased costs resulting from products shipped to its customers in Iraq. This was partially off-set by reductions in network fees resulted from renegotiations of the Company’s supplier agreements and a reduction in staff costs due to not replacing staff members who left the employment of the Company.

Loss from operations before amortization, interest and stock based compensation was $292,133, representing a reduction of 42% as compared to the six months ended December 31, 2003.

Net loss after interest, amortization and stock based compensation was $814,722 (4 cents per share, basic and diluted), representing an increase of 31% as compared to the same period last year.

Liquidity

The Company’s working capital decreased from negative $120,695 as at June 30, 2003 to a negative $413,263 as at December 31, 2003. The decrease was caused by the Company’s continuing losses.

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

Date:	February 12, 2004	ZOOLINK CORPORATION
(Registrant)
		By:	/s/ West McDonald
West McDonald, President