Form 10QSB
period 2004-03-31
ZOOLINK CORP
filed 2004-05-24
CIK 1094806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________

Commission File Number: 000-30442

ZOOLINK CORPORATION
(Name of Small Business Issuer in its charter)

Nevada	91-1997473
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

510 – 601 West Hastings Street, British Columbia, Canada V6B 5A6
(Address of principal executive offices)

(604) 767-2499
Issuer’s telephone number

_______________________________________________________________
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

YES ☐    NO☐    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2004 the registrant’s outstanding common stock consisted of 21,540,527 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ZOOLINK CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Third Quarter Interim Consolidated
Financial Statements
(Expressed in Canadian dollars)

ZOOLINK
CORPORATION

Nine months ended March 31, 2004
and 2003
(Unaudited - prepared by
Management)

ZOOLINK CORPORATION

Consolidated Balance Sheets

	31-M ar-04	30-Jun-03

Assets
Current
Cash and cash equivalents	-	77,639
Accounts receivable	74,208	91,692
Prepaid expenses and deposits	39,503	64,631

Total current assets	$113,711	$233,962

Capital Assets (net)	397,577	513,113
Intangible Asset (net)	77,528	105,437

Total Assets	$588,816	$852,512

Liabilities
Current
Bank Loan	17,804	59,762
Accounts payable and accrued liabilites	515,007	144,555
Advances Payable	69,442	70,100
Deferred Revenue	21,577	16,069
Current portion of obilgations under capital lease	13,373	80,240

Total current liabilites	$637,203	$370,726

Obligations under capital lease	25,158	19,835

Total liabilities	$662,361	$390,561

Shareholders' equity
Common Shares
Common Stock, par value $0.001; issued 21,028,029	19,702	16,803
Additional Paid in Capital	4,337,619	3,253,792

Special Warrants	557,177	1,313,994
Deferred Compensation	(9,737)	(162,908)
Deficit	(4,978,306)	(3,959,730)

Total shareholders' equity	$(73,545)	$461,951

Total liabilities and shareholders equity	$588,816	$852,512

(Expressed in Canadian dollars)

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Operations.

	3 months to	3 months to	9 months to	9 months to
	31-Mar-04	31-Mar-03	31-Mar-04	31-Mar-03

Revenue	186,674	182,149	665,302	575,900

Total revenue	$186,674	$182,149	$665,302	$575,900

Operating Expenses

General and administrative expenses	239,055	555,193	1,113,534	1,081,128

Sales and marketing	24,054	64,348	94,544	224,591

Research and network development	125,381	123,256	465,770	440,391

Total expenses	$388,490	$742,797	$1,673,848	$1,746,110

Loss from operations	$(201,816)	$(560,648)	$(1,008,546)	$(1,170,210)

Interest income	0	0	0	9,162

Interest expense	(2,036)	(6,008)	(10,028)	(26,203)

Net loss	$(203,852)	$(566,656)	$(1,018,574)	$(1,187,251)

Loss per share	(0.01)	(0.03)	(0.05)	(0.06)

Weighted average number of common shares	21,480,549	20,871,985	20,433,431	20,685,402

(Expressed in Canadian dollars)

See accompanying notes

ZOOLINK CORPORATION

Consolidated Statements of Cash Flows

	9 months to	9 months to
	31-Mar-04	31-Mar-03
Operating Activities
Net loss	(1,018,574)	(1,187,251)
Adjustments to reconcile net loss to net cash used
in operating activities
Amortization of capital assets	145,214	161,088
Stock based compensation	444,791	242,240
Changes in operating assets and liabilities
Accounts receivable	17,484	61,650
Prepaid expenses and deposits	25,128	8,680
Accounts payable and accrued liabilities	359,492	(50,698)
Deferred revenue	5,508	(45,833)

Net cash used in operating activities	$(20,957)	$(810,124)

Financing activities

Repayment of obligations under capital lease	(61,543)	(73,632)
Issue of common shares	38,289	1,265,449
Subscriptions received	0	5,919
Repayment of bank loan	(41,958)	(41,960)
Advances Payable	(658)	0

Net cash from financing activities	$(65,870)	$1,155,776

Investing activities
Purchase of capital assets	(1,772)	(93,764)

Net cash used in investing activities	$(1,772)	$(93,764)

(Decrease) increase in cash and cash equivalents	(88,599)	251,888

Cash and cash equivalents, beginning of period	77,639	171,679

Cash and cash equivalents, end of period	$(10,960)	$423,567

(Expressed in Canadian dollars)

See accompanying notes

ZOOLINK CORPORATION

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

1.	BASIS OF PRESENTATION

The un-audited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended June 30, 2003 has been omitted. The results of operations for the nine-month period ended March 31, 2004 are not necessarily indicative of results for the entire year ending June 30, 2004.

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

3.	ACCOUNTS RECEIVABLE

		March 31	June 30
		2004	2002

	Trade accounts	$92,604	$130,653
	Other amounts receivable	-	74,115
	Allowance for doubtful accounts	(18,396)	(113,076)
		$74,208	$91,692

4.	CAPITAL ASSETS

	March 31			June 30
	2003			2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer hardware	$1,051,773	$699,734	$352,039	$454,244
Computer software	67,012	66,951	61	4,539
Office furniture and equipment	79,334	37,806	41,528	49,294
Leasehold improvements	7,255	3,307	3,948	5,036
	$1,205,374	$807,798	$397,576	$513,113

4.	CAPITAL ASSETS (continued)

Included in computer hardware is hardware under capital lease with an original cost of $561,287 (2003 - $561,287), included in computer software is software under capital lease of $25,782 (2003 - $25,782) and included in office furniture and equipment is equipment under capital lease with an original cost of $4,572 (2003 - $4,572). Accumulated amortization provided on the hardware under capital lease amounted to $391,186 (2003 - $341,802), on computer software under capital lease of $25,782 (2003 - $21,845) and on the equipment amounted to $2,707 (2003 - $2,378).

5.

BANK LOAN

The Company’s bank loan is a demand installment loan with interest at bank prime (4.5% - December 31, 2003) plus 3% per annum, secured by certain assets of the Company, repayable in monthly principal installments of $4,662, due July 1, 2004.

6.	OBLIGATIONS UNDER CAPITAL LEASE The Company is obligated under certain capital leases to future minimum annual lease payments for years ended June 30 due as follows:

2004	$7,761
2005	19,059
2006	9,440
2007	2,271
38,531
Less amount representing interest at rates varying
between 8.9% and 20.15%	5,612
Present value of future minimum lease obligations	32,919
Less current portion	(7,761)
$25,158

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

7.

COMMON STOCK (continued)

The options granted to employees vest on the following schedule; 25% immediately and 25% every three months from the date of grant thereafter. All stock option grants to consultants vest immediately.

Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company’s loss for the period would have been as follows:

	9 months to March	9 months to March
	31, 2004	31, 2003
Net Loss for the period	(1,018,574)	(1,187,251)
Add: Stock based compensation included in net loss.	444,791	242,240
Deduct: Stock based compensation	(617,354)	(242,240)
determined under fair value method

Proforma Loss for the period	(1,191,137)	(1,187,251)

Loss per Share	($0.06)	($0.06)
Weighted average number of shares	20,433,431	20,685,402

8.	GENERAL AND ADMINISTRATIVE EXPENSES

	Nine month	Nine month
	period ended	period ended
	March 31	March 31
	2004	2003

Legal, accounting	$78,055	$157,163
Rent	267,933	164,215
Bad debts	4,751	73,688
Amortization	145,214	161,088
Salaries and benefits	71,733	108,328
Office	92,620	174,406
Stock Based Compensation	444,791	242,240
Realized foreign exchange	8,437	-
	$1,113,534	$1,081,128

9.	SALES AND MARKETING EXPENSES

		Nine month	Nine month
		period ended	period ended
		March 31	March 31
		2004	2003

	Advertising and promotion	$2,708	$23,348
	Consulting fees	27,728	71,951
	Salaries and benefits	57,523	100,507
	Travel & Entertainment	6,585	28,785
		$94,544	$224,591

10.	RESEARCH AND DEVELOPMENT EXPENSES

		Nine month	Nine month
		period ended	period ended
		March 31	March 31
		2004	2003

	Line lease	$238,482	$176,682
	Network development	143,123	132,490
	Salaries and benefits	84,165	131,219
		$465,770	$440,391

11.

COMMITMENTS

The Company has entered into certain agreements for the lease of its office premises for a terms expiring up to July 31, 2012. As at March 31 2004, the future minimum payments under the leases for the year ending June 30 are due as follows:

2004	58,353
2005	170,171
2006	137,662
2007	65,720
Thereafter	361,672
$793,578

12.	FINANCIAL INSTRUMENTS Fair value

The Company has financial instruments which include cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities and advances payable, a bank loan and obligations under capital lease. The carrying value of these instruments approximates fair value at March 31, 2004 and June 30, 2003.

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

12.	CONTINGENT LIABILITIES An action has been filed against the Company for investor relation activities. Management considers this claim to be without merit and will rigorously defend against the claim.

13.	SUBSEQUENT EVENTS

a)

On March 25, 2004, Zoolink Communications Ltd., a subsidiary of the Company filed a proposal under the Bankruptcy and Insolvency Act of Canada, by which to Zoolink Communications offered to pay $105,000 to the bankruptcy trustee in settlement of unsecured creditors totaling $340,000 as at March 31, 2004.

The proposal was accepted by the creditors subsequent to March 31, 2004.

b)
Subsequent to March 31, 2004, the Company accepted an offer to sell its wholly owned subsidiary, Zoolink Communications Ltd. for $50,000, subject to closing by October 31, 2004, after which the offer price will be reduced to $25,000 and the closing date extended to April 30, 2005. In addition, Zoolink Communications Ltd. accepted an offer to sell its tangible and intangible assets for consideration of $150,000. The proceeds will in part, be used to pay the Trustee in bankruptcy as referred to in note 13(a). Completion date for this transaction is to be April 30, 2004.

Item 2 – Management Discussion and Analysis or Plan of Operation

The following discusses our financial condition and results of operations based upon our consolidated financial statements that have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with our financial statements and the notes thereto and other financial information included in this Form 10-QSB for the quarter ended March 31, 2004. All dollar amounts are in Canadian dollars unless otherwise noted.

Overview
The appointment of West McDonald to the position of President and CEO indicated the Company’s strategic direction. However, during the past quarter, the Company has found it difficult to manage the carrying debt owed to its suppliers and ZooLink Communications Limited, its wholly owned subsidiary, filed a notice of intention to make a proposal under the terms of the Bankruptcy and Insolvency Act of Canada.

Results of Operations
Total revenues for the nine-month period ending March 31, 2004 was $665,302, representing an increase of 15% as compared to the total revenue for the nine months ended March 31, 2002. The increase in new revenue was primarily due to products being sold to companies in Iraq for wireless infrastructure. The revenue for the three-month period ending March 31, 2004 was $186,674, representing a slight increase in revenue for the comparable period ending March 31, 2003. The Company continues to focus its efforts on restructuring the Company so that it can quickly regain profitability.

Expenses
The Company’s expenses for the nine-month period ending March 31, 2004 were $1,673,848, representing a 4% decrease as compared to the same period last year. Excluding stock based compensation expense of $444,791, expenses decreased by 18% to $1,229,058, when compared to $1,503,870 for the nine-month period ending March 31, 2003. The decrease in cash expenses was caused by a general reduction in salaries, travel, advertising, bad debts as the Company strived to realign its costs with its revenues.

General and administration expenses had no appreciable increase or decrease when compared to the same period last year. However, after excluding stock compensation costs of $444,791, General and administration expenses decreased by 20% to $668,743 for the nine-month period ending March 31, 2004, compared to $838,888 for the comparable period last year. The reduction in expenses was caused by the Company’s efforts to reduced its overall expenditure and align its costs to revenue.

Sales and marketing expenses for the nine-month period ending March 31, 2004 were $94,544, representing a decrease of 58% as compared to the same period last year. The reduction in expenditure was caused by decreases in advertising/promotion, consulting fees, travel and staff costs. Advertising and promotion expenses decreased due to the Company’s focus on the co-location/managed services products and the engaging of more targeted marketing program. Over the past quarter, the Companies efforts has been to restructured its debt and thus a focus on sales has been secondary.

Research and development expenses for the nine-month period ending March 31, 2004 were $465,770, representing an increase of 6% as compared to the same period last year. The increase in expenditure resulted from increased costs resulting from products shipped to its customers in Iraq. This was partially off-set by reductions staff costs due to not replacing staff members who left the employment of the Company.

Net loss for the three months ending March 31, 2004 was $203,852 (1 cent per share, basic and diluted), representing reduction of 64% when compared to the same period last year.

Net loss after interest, amortization and stock based compensation for the nine months ending March 31, 2004 was $1,018,574 (5 cents per share, basic and diluted), representing a decrease of 14% as compared to the same period last year.

Liquidity

The Company’s working capital decreased from negative $136,764 as at June 30, 2003 to a negative $523,492 as at March 31, 2004. The decrease was caused by the Company’s continuing losses and the inability of the Company to pays its debts as they fall due. The latter resulted in ZooLink Communications Limited filing a notice of intention to make a proposal under the terms of the Bankruptcy and Insolvency Act of Canada. The Proposal to Creditors was an important step in the restructuring efforts of ZooLink Communications Ltd. The acceptance of the Proposal by the Creditors on April 17, 2004, and the upcoming ratification by the Court in mid May 2004, will help ZooLink Communications Ltd. to avoid bankruptcy. The Insolvency process has also brought to light that i3DataCenters Ltd. future will depend largely on the restructuring efforts of ZooLink Communications Ltd.

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

Date 05/21/04	ZOOLINK CORPORATION
(Registrant)

	By:	/s/ West McDonald
West McDonald, President